Form 10-Q/A
period 1996-03-31
PANAMSAT CORP
filed 1996-07-31
CIK 931134

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A

(MARK ONE)

[X]  AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                          Commission File No. 33-63284

                              PanAmSat Corporation
                          PanAmSat Capital Corporation
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                             06-1407851
                    Delaware                             06-1371155
- --------------------------------------------------------------------------------
         (State or other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

                     One Pickwick Plaza, Greenwich, CT 06830
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:   203-622-6664


- --------------------------------------------------------------------------------
                     (Former Name, Former Address and Former
                    Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES   [X]      NO   [ ]

As of March 31, 1996, an aggregate of 19,081,137 shares of the Company's Common Stock, 40,459,432 shares of the Company's Class A Common Stock and 40,459,431 shares of the Company's Class B Common Stock were outstanding.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)        EXHIBITS

10.7.3 Amended and Restated Contract Between PanAmSat Corporation and Space Systems/Loral, Inc. for PanAmSat Program, dated May 2, 1996. (Portions of this exhibit have been omitted subject to a request for confidential treatment by the Securities and Exchange Commission.)*

10.12.3 Agreement for the Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, executed as of December 20, 1995. (Portions of this exhibit have been omitted subject to a request for confidential treatment by the Securities and Exchange Commission.)*

10.12.4 Side letter executed as of December 20, 1995, to the Agreement for Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933. (Portions of this exhibit have been omitted subject to a request for confidential treatment by the Securities and Exchange Commission.)*

10.12.5 Amendment No. 1, entered into as of April 29, 1996, to the Launch Services Agreement No. 95.5.933 between Arianespace S.A. and PanAmSat Corporation.*

10.12.6 Amendment No. 2, entered into as of April 29, 1996, to the Launch Services Agreement No. 94.5.918 between Arianespace S.A. and PanAmSat, L.P., a predecessor to PanAmSat Corporation.*

10.15 Letter agreement among the News Corporation Limited, Globo Participacoes, Ltd., Grupo Televisa, S.A., and PanAmSat entered into February 29, 1996. (Portions of this exhibit have been omitted subject to a request for confidential treatment by the Securities and Exchange Commission.)+

     * Filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, for the quarterly period ended March 31, 1996.

     + Filed herewith.

     FORM 10-Q