Form 10-Q
period 1996-06-30
PANAMSAT CORP
filed 1996-08-14
CIK 931134

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)
 --
/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1996

                                       OR
 --
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________ to ___________

                          Commission File No. 33-63284

                              PanAmSat Corporation
                          PanAmSat Capital Corporation
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                 06-1407851
            Delaware                                 06-1371155
     (State or other Jurisdiction of                (I.R.S.  Employer
      Incorporation or Organization)               Identification No.)

                    One Pickwick Plaza, Greenwich, CT. 06830
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  203-622-6664
- -----------------------------------------------------------------

                     (Former Name, Former Address and Former
                    Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  x   NO


As of June 30, 1996, an aggregate of 19,081,137 shares of the Company's Common Stock, 40,459,432 shares of the Company's Class A Common Stock and 40,459,431 shares of the Company's Class B Common Stock were outstanding.

                                                                      FORM 10-Q

                              PanAmSat Corporation
                       For the Quarter Ended June 30, 1996

                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

Balance Sheets, June 30, 1996 (unaudited) and December 31, 1995.

Statements of Operations for the Six Months Ended June 30, 1996 and 1995 (unaudited).

Statements of Operations for the Three Months ended June 30, 1996 and 1995 (unaudited).

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (unaudited).

Notes to Financial Statements.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



                           PART II - OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K

Signature



Cautionary Statement For Purposes Of The "Safe Harbor"
Provisions Of The Private Securities Litigation Reform Act of 1995


         The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. When used in this Form 10-Q and the documents incorporated by reference herein, the words "estimate," "project," "anticipate," "expect," "believe" and other expressions used to indicate future events are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially.

                              PanAmSat Corporation

                                 BALANCE SHEETS

                                                                     June 30,             December 31,
                                                                       1996                  1995
ASSETS                                                             (Unaudited)
                                                                   -----------            ------------
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 7,400,492        $   13,562,113
     Accounts receivable, less allowance for doubtful
       accounts of $100,000                                            8,102,437             4,881,255

     Prepaid expenses and other current assets                        17,815,257             5,594,999
                                                                  --------------        --------------
TOTAL CURRENT ASSETS                                                  33,318,186            24,038,367


SATELLITES AND OTHER PROPERTY AND
      EQUIPMENT, AT COST                                             850,048,043           609,927,311
Less:  Accumulated Depreciation and Amortization                    (107,270,028)          (79,177,520)
                                                                  --------------        --------------
                                                                     742,778,015           530,749,791

MARKETABLE SECURITIES                                                413,489,902           495,078,866

SATELLITE SYSTEMS UNDER DEVELOPMENT                                  338,215,308           377,383,581

DEBT ISSUANCE COSTS (Net of
  Amortization)                                                       10,434,598            11,414,920

OTHER ASSETS                                                             512,434               154,287
                                                                  --------------        --------------
TOTAL ASSETS                                                      $1,538,748,443        $1,438,819,812
                                                                  ==============        ==============

                              PanAmSat Corporation
                          BALANCE SHEETS - (continued)

                                                                      June 30,               December 31,
                                                                        1996                     1995
                                                                     (Unaudited)
LIABILITIES AND EQUITY                                              ------------             ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                            $     3,965,891            $    3,287,250
   Accounts payable                                                   1,125,653                   834,405
   Accrued interest                                                   7,109,375                 7,109,375
   Accrued liabilities and taxes                                      3,630,905                 7,686,452
   Deferred revenue                                                   6,382,678                 6,009,836
                                                                 --------------            --------------
TOTAL CURRENT LIABILITIES                                            22,214,502                24,927,318

LONG-TERM DEBT                                                      607,417,526               575,283,661

DEFERRED INCOME TAXES                                                43,805,000                31,573,000

DEFERRED REVENUE                                                     71,184,356                41,656,778

OTHER LIABILITIES                                                       777,934                   867,934
                                                                 --------------            --------------
     TOTAL LIABILITIES                                              745,399,318               674,308,691
                                                                 --------------            --------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4% Mandatorily
     Exchangeable Senior Redeemable Preferred Stock,
     $0.01 par value, 20,000,000 shares authorized,
     311,134 shares issued and outstanding, 8,281
     shares for accrued dividends                                   307,668,167               287,648,667
                                                                 --------------            --------------

STOCKHOLDERS' EQUITY:
     Class A Common Stock, $0.01 par value,
       100,000,000 shares authorized,
       40,459,432 shares issued and outstanding                         404,594                   404,594
     Class B Common Stock, $0.01 par value,
       100,000,000 shares authorized,
       40,459,431 shares issued and outstanding                         404,594                   404,594
     Common Stock, $0.01 par value, 400,000,000
       shares authorized, 19,081,137 shares issued
       and outstanding                                                  190,812                   190,812
     Additional paid-in-capital                                     477,297,753               477,297,753
     Retained earnings (deficit)                                      7,383,205               ( 1,435,299)
                                                                 --------------            ---------------
Total Stockholders' Equity                                          485,680,958               476,862,454
                                                                 --------------            --------------
     TOTAL LIABILITIES AND EQUITY                                $1,538,748,443            $1,438,819,812
                                                                 ==============            ==============

                              PanAmSat Corporation
                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                       June 30,                June 30,
                                                                         1996                    1995
                                                                      ----------              ----------
REVENUES:
     Unaffiliated parties                                            $106,510,394            $41,897,278
     Related parties                                                    4,196,772              1,909,658
                                                                     ------------            -----------
                                                                      110,707,166             43,806,936
OPERATING EXPENSES:
     Direct expenses-service agreements                                 3,724,571              2,550,818
     Sales and marketing                                                7,233,472              4,194,711
     Engineering and technical services                                 7,772,119              4,243,250
     General and administrative                                        12,046,740              6,870,072
     Depreciation and amortization                                     29,091,687             13,949,024
     Compensation expense related to
         corporate reorganization (Note 1)                                 -                   8,153,600
                                                                     -------------           -----------
                                                                       59,868,589             39,961,475
                                                                     ------------            -----------

     INCOME FROM OPERATIONS                                            50,838,577              3,845,461

INTEREST INCOME                                                       (12,269,345)            (7,702,396)
INTEREST EXPENSE                                                       14,883,918              9,390,488
                                                                     ------------            -----------
     INCOME BEFORE INCOME TAXES                                        48,224,004              2,157,369

INCOME TAXES (NOTE 2)                                                  19,386,000              3,630,000
                                                                     ------------            -----------

     NET INCOME (LOSS)                                                 28,838,004             (1,472,631)
                                                                     ------------            ------------

     PREFERRED STOCK DIVIDEND                                          20,019,500              7,119,870
                                                                     ------------            -----------

     NET INCOME (LOSS) TO COMMON SHARES                              $  8,818,504            $(8,592,501)
                                                                     =============           ============

PRO FORMA NET LOSS TO COMMON SHARES:
     HISTORICAL NET LOSS                                                                     $(1,472,631)
     PRO FORMA INCOME TAX BENEFIT (NOTE 2)                                                    (1,207,000)
                                                                                             ------------
PRO FORMA NET LOSS                                                                            (  265,631)

PREFERRED STOCK DIVIDEND                                                                       7,119,870

PRO FORMA NET LOSS TO COMMON SHARES                                                          $(7,385,501)
                                                                                             ============

ACTUAL AND PRO FORMA EARNINGS (LOSS) PER COMMON SHARE                $       0.09            $     (0.09)
                                                                     =============           ============

ACTUAL AND PRO FORMA WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING      100,359,533             85,675,677
                                                                     ==============          ===========

                              PanAmSat Corporation
                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                             June 30,             June 30,
                                                                               1996                 1995
                                                                            ---------            ----------
REVENUES:
     Unaffiliated parties                                                  $57,762,893           $23,691,417
     Related parties                                                         2,521,148               902,559
                                                                           -----------           -----------
                                                                            60,284,041            24,593,976
OPERATING EXPENSES:
     Direct expenses-service agreements                                      2,313,109             1,229,545
     Sales and marketing                                                     4,208,541             2,274,461
     Engineering and technical services                                      4,300,648             2,215,940
     General and administrative                                              6,109,648             3,480,393
     Depreciation and amortization                                          15,841,368             6,860,670
     Compensation expense related to
         corporate reorganization (Note 1)                                      -                  1,537,250
                                                                           -----------           -----------
                                                                            32,773,314            17,598,259
                                                                           -----------           -----------

     INCOME FROM OPERATIONS                                                 27,510,727             6,995,717

INTEREST INCOME                                                             (5,709,489)           (5,117,769)
INTEREST EXPENSE                                                             7,813,399             3,111,588
                                                                           -----------           -----------
     INCOME BEFORE INCOME TAXES                                             25,406,817             9,001,898

INCOME TAXES (NOTE 2)                                                       10,211,000             3,630,000
                                                                           -----------           -----------

     NET INCOME                                                             15,195,817             5,371,898
                                                                           -----------           -----------

     PREFERRED STOCK DIVIDEND                                               10,191,631             7,119,870
                                                                           -----------           -----------

     NET INCOME (LOSS) TO COMMON SHARES                                    $ 5,004,186           $(1,747,972)
                                                                           ============          ============


  EARNINGS (LOSS) PER COMMON SHARE                                         $      0.05           $     (0.02)
                                                                           ============          ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               100,462,257            85,675,677
                                                                           ===========           ===========

                              PanAmSat Corporation

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                           June 30,                June 30,
                                                                                             1996                    1995
                                                                                          ----------              ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income (loss)                                                                  $ 28,838,004             $ (1,472,631)
     Adjustments to reconcile net income to
          net cash provided by operating activities:
       Depreciation and amortization                                                      29,091,687               13,949,024
       Deferred income taxes                                                              12,232,000                3,630,000
       Accretion of interest on senior subordinated
          discount notes                                                                  19,614,741               17,566,302
       (Accretion)collection of interest on marketable
          securities                                                                      (1,363,871)                 484,390
       Interest expense capitalized                                                      (16,727,322)             (18,040,680)
       Compensation expense related to corporate
          reorganization                                                                          -                 8,153,600
       Changes in assets and liabilities:
          Increase in accounts receivable                                                 (3,221,182)              (2,903,548)
          Increase in prepaid expenses and other current
              assets                                                                     (12,220,258)              (1,640,986)
          Decrease in tax distribution receivable                                                 -                 2,811,733
          Increase (decrease)in accounts payable                                             291,248               (1,342,197)
          Decrease in accrued liabilities and taxes                                       (4,055,547)                (814,394)
          Increase in deferred revenue                                                    29,900,420               30,484,129
          Decrease in other liabilities                                                      (90,000)                    -
                                                                                         ------------             ------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                    82,289,920               50,864,742
                                                                                         ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                                               (8,123,439)             (11,679,167)
    Expenditures for satellite systems under
      development                                                                       (161,180,546)            (202,473,697)
    Purchase of marketable securities and cash                                                    -              (335,987,151)
    Proceeds from insurance claim receivable                                                      -               191,084,380
    Proceeds from maturity of marketable securities                                       82,952,835               50,000,000
    Increase in other assets                                                                (377,004)                 (83,214)
                                                                                         ------------            -------------
         NET CASH USED IN INVESTING ACTIVITIES                                           (86,728,154)            (309,138,849)
                                                                                         ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from preferred stock offering                                                        -               275,000,000
    Preferred stock issuance costs                                                                -               (11,500,471)
    Repayments of long-term debt                                                          (1,723,387)                (832,219)
                                                                                       --------------            -------------
         NET CASH PROVIDED BY(USED IN)FINANCING
             ACTIVITIES                                                                   (1,723,387)             262,667,310
                                                                                       ---------------           ------------

         NET INCREASE(DECREASE)IN CASH AND CASH
             EQUIVALENTS                                                                  (6,161,621)               4,393,203

CASH AND EQUIVALENTS, beginning of period                                                 13,562,113               22,854,209
                                                                                       ---------------           ------------
CASH AND EQUIVALENTS, end of period                                                    $   7,400,492             $ 27,247,412
                                                                                       ==============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash received for interest                                                        $  10,905,475             $  8,612,568
                                                                                       ===============           ============
     Cash paid for interest                                                            $  11,996,785             $  9,864,866
                                                                                       ===============           ============
     Cash paid for income taxes                                                        $   8,459,139             $     -
                                                                                       ===============           ============

                                                                     FORM 10-Q

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS


       (1) Principles of Presentation.
           ---------------------------

               PanAmSat, L.P. was the predecessor to PanAmSat Corporation (the "Company") and operated as a Delaware limited partnership(the "Partnership"). On March 2, 1995, pursuant to the amended Exchange and Subscription Agreement and Plan of Reorganization, the Company, the Partnership and its partners consummated various transactions (the "Conversion") whereby the Company acquired the Partnership and converted it to corporate form. In connection therewith, (i) Rene Anselmo and affiliated persons and entities (the "Anselmo Group") exchanged their interests in the Partnership for shares of Class A Common Stock, representing approximately 49.66% of the outstanding common stock of the Company, (ii) Univisa Satellite Holdings, Inc.("Univisa") exchanged its interest in the Partnership for shares of Class B Common Stock, representing approximately 50.15% of the outstanding common stock of the Company and (iii) a partner of the Partnership exchanged his interest in the Partnership for shares of common stock, representing approximately 0.19% of the outstanding common stock of the Company. The Amended and Restated Certificate of Incorporation of the Company provides, among other things, that holders of the Class A Common Stock will have the right to elect the majority of the members of the Company's board of directors and the Anselmo Group and Univisa with a veto over certain extraordinary transactions of the Company. On April 21, 1995, the Company completed the sale of 275,000 shares of Preferred Stock in a public offering and received net proceeds of approximately $262 million. On September 27, 1995 the Company completed an initial public offering of 18,920,000 shares of Common Stock, including 4,595,676 shares held by certain selling stockholders, and received net proceeds of approximately $229 million.

               The Conversion also resulted in compensation expense consisting of (i)approximately $4.4 million during the six month period ended June 30, 1995 related to the assumption by the Company of phantom stock plans of a predecessor company in the Conversion, and (ii) approximately $3.8 million, with an offsetting increase to capital, relating to a grant of a limited partnership interest in the partnership to the Executive Vice President of the Company.

               The interim unaudited Financial Statements should be read in conjunction with the audited Financial Statements and the notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (Commission File Number 33-63284) (the "Annual Form 10-K"). The balance sheet as of June 30, 1996, and the related statements of operations, stockholders'

                                                                      FORM 10-Q

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


               equity and cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 1996 and 1995 have been made. The accounting policies followed during the interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Form 10-K. The results of operations for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

       (2) Income Taxes.
           -------------

               The Conversion resulted in the establishment by the Company of a deferred tax liability of approximately $22.9 million which was recorded during the quarter ended March 31, 1995. As a partnership, the Partnership was not subject to federal or state income taxes. Accordingly, no income taxes were deducted from the net income on the Partnership's financial statements. Substantially all of the difference between the Company's book income from operations and taxable income for the six months ended June 30, 1996 and book loss from operations and pro forma taxable loss for the six months ended June 30, 1995 is attributable to the difference in depreciation for tax and financial reporting purposes and certain deposits, and, in 1995, the temporary difference created by a $4.4 million non-recurring charge related to the assumption by the Company of phantom stock plans of a predecessor company in the Conversion and the permanent difference created by a $3.8 million charge related to a grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company, for which the income tax benefit was specially allocated to a predecessor entity.

               The accompanying statements of operations present, on an unaudited pro forma basis, net loss for the six months ended June 30, 1995 as if the Partnership had been taxed at corporate federal and state tax rates and as if the Conversion occurred on January 1, 1995. The pro forma tax effects assume the net deferred tax liability as described above would have been provided as the related temporary differences arose.

                                                                      FORM 10-Q

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

       (3) DTH Joint Venture.
           ------------------

               During the third quarter of 1994, the Company announced its intention to provide DTH services in Latin America. In connection therewith, the Company and Grupo Televisa, S.A. ("Televisa") signed a binding memorandum of understanding in the first quarter of 1995 (the "Original MOU") to put into operation a digital DTH satellite television broadcasting business covering Latin America, the Caribbean and certain areas of the southern United States.

               In November 1995, the Company announced that it would serve as a satellite service provider for the Latin America DTH service ("Latin America DTH") to be offered by the Globo Organization ("Globo"), Televisa, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI").

               On February 29, 1996, the Company signed a binding letter agreement with Globo, Televisa and News Corp. (the "1996 Letter Agreement") to provide service to a series of joint ventures (the "Latin America JVs") to be formed by them and TCI on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. This capacity would enable the Latin America JVs to broadcast to Latin America, the Caribbean, and certain areas of the southern United States approximately 500 digital channels and to permit distribution of program packages of approximately 120 digital channels to specific market areas. Also under the 1996 Letter Agreement, Globo, Televisa, and News Corp. have agreed to proportionally guarantee 100 percent of the fees for transponder services to the Latin America JVs. These guarantee obligations may be assigned to TCI and, with the Company's prior written consent, to new equity participants in the Latin America JVs. The Company will receive minimum service fees equivalent to the Company's best estimate of the cost per transponder to the Company of designing, launching, operating and insuring each satellite for the transponders used by the Latin America JVs. The Company also will receive additional revenue based on subscriber revenues of the Latin America JVs above a certain threshold, except that the transponders that will be used by the Latin America JV operating in Brazil will be charged on a fixed fee basis.

               Under a verbal agreement in principal with Televisa, the Company would be granted an option for ten years to obtain 10- to 15-percent interests from Televisa in the Latin America JVs that would service Latin America, the Caribbean and the southern United States, but not Brazil. The purchase price would be equal to the Company's pro rata share of Televisa's aggregate contributions to the Latin America JVs providing such service,

                                                                      FORM 10-Q

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


               less all distributions by such Latin America JVs to Televisa, plus interest. The Company has no interest nor any options to acquire an interest in the Latin America JVs that will provide DTH service in Brazil. Upon the execution of binding agreements incorporating the verbal agreements in principle and relating to the Spain joint venture with Televisa described below, the Original MOU will be terminated.

               The Company and Televisa have also announced their intention to provide DTH services through a joint venture in Spain with the capacity to broadcast approximately 24 to 80 digital channels to subscribers in Spain using small 24-36 inch (60-90 cm) antennas. It is anticipated that the Company will ultimately acquire up to 49% (subject to pro rata dilution with Televisa upon admission of new investors, if any) of this venture for a price equal to the pro rata aggregate amount of Televisa's contributions to the venture, less all distributions by the venture to Televisa, plus interest.

               The Company has significant investments in and commitments for PAS-5 and PAS-6 which it intends to use in the proposed DTH business. Globo, Televisa and News Corp. plan to enter into one or more definitive agreements to implement the terms agreed in and contemplated by the 1996 Letter Agreement. The Company's acquisition of an option to acquire equity interests in certain of the Latin America JVs and the joint venture in Spain is subject to the execution by such parties of such definitive agreements and to the Company's execution of definitive agreements with Televisa. No assurance can be given that such definitive agreements will be consummated, or that the Latin America JVs or the joint venture in Spain will be successful.

       (4) PAS-3 Placed in Service.
           ------------------------

               The Company's PAS-3 satellite (a replacement for a satellite lost as a result of a launch failure in December 1994) was launched on January 12, 1996 and commenced service on February 19, 1996. As a result, approximately $232 million of costs included in satellite systems under development was transferred to satellites in service and the Company incurred $15.0 million of long-term debt in accordance with the satellite performance incentive terms in its PAS-3 satellite construction contract during the quarter ended March 31, 1996 (see Management's Discussion and Analysis).

                                                                      FORM 10-Q


                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


       (5) Stockholders' Strategic Objectives.
           -----------------------------------

              On April 2, 1996, the Company announced that it had engaged a financial advisor to explore alternatives that would enable its major stockholders to meet their strategic objectives. In that connection, the Company filed a Registration Statement on Form S-1 on that date with the Securities and Exchange Commission for an underwritten secondary offering by certain of its major stockholders of $350 million of common stock, which may be pursued as one of the alternatives. As part of this plan to meet its major stockholders' objectives, the Company has also asked its financial advisor to explore other options, including joint ventures or alliances with other companies and the sale or merger of the Company. No decision has been made regarding any of the alternatives. In connection with the above, the Company has adopted the PanAmSat Corporation Change of Control Involuntary Separation Pay Plan.

                                                                      FORM 10-Q

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Overview.
               ---------

               The Company's first satellite, PAS-1, was launched in 1988 for service over the Atlantic Ocean Region and is the leading satellite for television and cable programming distribution in Latin America. The Company's second satellite, PAS-2, was launched in July 1994 for service over the Pacific Ocean Region and is a leading satellite for distribution in the Asia-Pacific region. The Company's PAS-4 satellite was launched in August 1995 for service over the Indian Ocean Region and commenced service on September 5, 1995. PAS-4 is the leading satellite for program distribution in South Asia and Africa. The Company's PAS-3 satellite (a replacement for a satellite lost as a result of a launch failure in December 1994) was launched on January 12, 1996 and commenced service on February 19, 1996 over the Atlantic Ocean Region.

               During the construction period of each of its new satellites, and thereafter, the Company may incur increased operating expenses, including expenditures for sales and marketing in excess of the levels historically incurred, increased engineering and technical expenses, as well as increased general and administrative expenses, which increased expenses may not be offset by additional revenues until the new satellites are successfully launched and commence service. Also, commencing at the in-service date of any successfully launched satellite, all satellite construction costs, launch, launch insurance, capitalized interest and development costs for such satellite will be depreciated on a straight-line basis over the estimated useful life of the satellite. Further, after the in-service date of any successfully launched satellite (or upon a launch failure), the Company will be required to expense, and no longer will be able to capitalize, interest allocable to such satellite's construction, launch and development costs.

               Revenues.
               ---------

               Total revenues for the three months ended June 30, 1996 were $60.3 million, an increase of $35.7 million or 145% as compared to the comparable period in 1995. Total revenues for the six months ended June 30, 1996 were $110.7 million, an increase of $66.9 million or 153% as compared to the comparable period in 1995.

               Broadcasting services revenue for the three months ended June 30, 1996 was $49.9 million, an increase of $32.6 million, or 188% over the same period in 1995. Broadcasting services revenue for

                                                                      FORM 10-Q

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


               the six months ended June 30, 1996 was $89.6 million, an increase of $60.0 million, or 203% over the same period in 1995. The growth in broadcasting services revenue during the three and six month periods was due primarily to revenues from video services on PAS-4 and the commencement of revenues from video services on PAS-3.

               Business communications services revenue was $10.0 million in the three months ended June 30, 1996, increasing $3.2 million or 47%, over the comparable period in 1995. Business communications services revenue was $20.3 million in the six months ended June 30, 1996, increasing $7.3 million or 56%, over the comparable period in 1995. The increase during the three and six month periods was primarily due to commencement of service for several new International Digital Services network and carrier service data contracts.

               Long-distance telephone services revenue decreased from $0.5 million for the three months ended June 30, 1995 to $0.4 million for the three months ended June 30, 1996, a decrease of $0.1 million or 20%. Long-distance telephone services revenue decreased from $1.2 million for the six months ended June 30, 1995 to $0.8 million for the six months ended June 30, 1996, a decrease of $0.4 million or 33%.

               Direct Expenses.
               ----------------

               Direct expenses were $2.3 million, or 4% of total revenues, in the three months ended June 30, 1996, an increase of $1.1 million or 92%, from the same period in 1995 when direct expenses were 5% of total revenues. Direct expenses were $3.7 million, or 3% of total revenues, in the six months ended June 30, 1996, an increase of $1.1 million or 42%, from the same period in 1995 when direct expenses were 6% of total revenues.

               Sales and Marketing Expenses.
               -----------------------------

               Sales and marketing expenses were $4.2 million, or 7% of total revenues, in the three months ended June 30, 1996, compared to $2.3 million, or 9% of total revenues, in the three months ended June 30, 1995. Sales and marketing expenses were $7.2 million, or 7% of total revenues, in the six months ended June 30, 1996, compared to $4.2 million, or 10% of total revenues, in the six months ended June 30, 1995. The dollar increase in sales and marketing expenses over the three and six month periods was primarily attributable to the Company's efforts in marketing capacity on the PAS Global System as well as the pursuit of direct-to-home opportunities worldwide.

                                                                      FORM 10-Q

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



               Engineering and Technical Expenses.
               -----------------------------------

               Engineering and technical expenses were $4.3 million in the three month period ended June 30, 1996, or 7% of total revenues, compared to $2.2 million, or 9% of total revenues, for the comparable period in 1995. Engineering and technical expenses were $7.8 million in the six month period ended June 30, 1996, or 7% of total revenues, compared to $4.2 million, or 10% of total revenues, for the comparable period in 1995. The dollar increase in engineering and technical expenses during the three and six month periods was primarily due to telemetry, tracking and control costs for PAS-3 and PAS-4 as well as costs associated with contracts to provide carrier monitoring services.

               General and Administrative Expenses.
               ------------------------------------

               General and administrative expenses were $6.1 million, or 10% of total revenues, in the three months ended June 30, 1996, an increase of $2.6 million or 74%, as compared to the same period in 1995, when general and administrative expenses were $3.5 million, or 14% of total revenues. General and administrative expenses were $12.1 million, or 11% of total revenues, in the six months ended June 30, 1996, an increase of $5.2 million or 75%, as compared to the same period in 1995, when general and administrative expenses were $6.9 million, or 16% of total revenues. The dollar increase in general and administrative expenses during the three and six month periods was primarily attributable to in-orbit insurance costs for PAS-3 and PAS-4, increased professional fees, and additional personnel costs associated with the Company's expansion.

               Depreciation and Amortization.
               ------------------------------

               Depreciation and amortization was $15.8 million in the three months ended June 30, 1996, as compared to $6.9 million in the three months ended June 30, 1995, an increase of $8.9 million or 129%. Depreciation and amortization was $29.1 million in the six months ended June 30, 1996, as compared to $13.9 million in the six months ended June 30, 1995, an increase of $15.2 million or 109%. The dollar increase in the three and six month periods was primarily due to depreciation expense associated with PAS-3 and PAS-4 and new communication equipment at the Company's new teleports.

                                                                      FORM 10-Q

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

               Interest.
               ---------

               Interest income, primarily earned from highly liquid investment funds, was $5.7 million for the three months ended June 30, 1996 compared to $5.1 million for the comparable period in 1995, an increase of $0.6 million. Interest income was $12.3 million for the six months ended June 30, 1996 compared to $7.7 million for the comparable period in 1995, an increase of $4.6 million. The increase in interest income during the three and six month periods was primarily a result of interest earned on proceeds from the offerings of the Preferred Stock and the Common Stock in the second and third quarters of 1995, respectively, that had not been applied to satellite systems under development.

               Interest expense, net of capitalized interest, increased from $3.1 million in the quarter ended June 30, 1995 to $7.8 million in the same quarter in 1996. Interest expense, net of capitalized interest, increased from $9.4 million in the six months ended June 30, 1995 to $14.9 million in the same period in 1996. This additional interest expense during the three and six month periods was primarily the result of interest expense on the satellite performance incentives and additional accretion of the Discount Notes, coupled with a decrease of capitalized interest on construction in progress.

               Income Taxes.
               -------------

               The Company had an income tax provision of $10.2 million for the three months ended June 30, 1996 compared to $3.6 million for the comparable period in 1995. The Company had an income tax provision of $19.4 million for the six months ended June 30, 1996 compared to $3.6 million for the comparable period in 1995. The Company had no income tax provision for the three months ended March 31, 1995 as a result of the Conversion on March 2, 1995 and break-even results for the month of March 1995.

               Preferred Stock Dividend.
               -------------------------

               The Company had Preferred Stock dividends of $10.2 million for the three months ended June 30, 1996 compared to $7.1 million for the comparable period in 1995. The Company had Preferred Stock dividends of $20.0 million for the six months ended June 30, 1996 compared to $7.1 million for the comparable period in 1995. The Preferred Stock dividends are a result of the issuance of the Company's Preferred Stock on April 21, 1995.

               EBITDA.
               -------

               EBITDA was $43.4 million in the three months ended June 30, 1996, an increase of $29.5 million or 212%, as compared to $13.9 million for the comparable period in 1995. EBITDA was $79.9 million in the six months ended June 30, 1996, an increase of

                                                                      FORM 10-Q

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


               $62.2 million or 351%, as compared to $17.7 million for the comparable period in 1995. EBITDA was 72% of total revenues in the first six months of 1996 as compared to 41% of total revenues for the same period in the prior fiscal year. The dollar increase in EBITDA for the three and six month periods ended June 30, 1996 was due primarily to the increase in total revenues.

               Liquidity and Capital Resources.
               --------------------------------

               Since inception, the Company and its predecessors have financed their operations through a combination of debt and equity financing, vendor financing, bank financing, equipment leases and cash flow from operations. On August 5, 1993 the Company completed the sale of the $175 million aggregate principal amount of the Senior Secured Notes and $460.2 million aggregate principal amount of the Discount Notes (collectively, the "Notes") and received net proceeds of approximately $425.5 million. The original PAS-3 satellite was destroyed during a launch failure on December 1, 1994. The Company collected in 1995 the insurance proceeds in the amount of $214.0 million for the original PAS-3 satellite. On April 21, 1995, the Company completed the sale of 275,000 shares of the Preferred Stock in a public offering and received net proceeds of approximately $261.8 million. On September 27, 1995, the public offering of 18,920,000 shares of the Common Stock was completed and the Company received net proceeds of approximately $229 million.

               The total cost for the construction and launch of PAS-5 and PAS-6, including launch insurance, certain components for spare satellites, ground facilities and related development expenses is estimated to be approximately $473 million. The Company expects to fund $296.3 million of such costs with the net proceeds of the offering of the Preferred Stock and $70.0 million of vendor financing. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is anticipated to be funded from vendor financing and future cash flow from operations.

               The total cost for the construction and launch of PAS-7 and PAS-8, including launch insurance, ground facilities and related development expenses (but excluding capitalized interest expense) is estimated to be approximately $420.0 million. The Company expects to fund $224.6 million of such costs with the net proceeds from the offering of the Common Stock. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is expected to be funded from vendor financing and future cash flow from operations.

                                                                      FORM 10-Q

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

              The Company believes that the net proceeds to it from the offerings of Preferred Stock and Common Stock, vendor financing, future cash flow from operations (assuming PAS-5 and PAS-6 are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund the Company's operations, its remaining costs for the construction and launch of PAS-5 and PAS-6, its anticipated minimum contractual commitments for the construction and launch of PAS-7 and PAS-8, as well as to pursue international opportunities for DTH services which may be identified by the Company in the future. Any additional costs due to cost overruns, delays or other unanticipated expenses are expected to be funded from additional vendor financing and future cash flow from operations.

              Cash flows provided by operating activities increased to $82.3 million in the six months ended June 30, 1996, from $50.9 million in the six months ended June 30, 1995. The 1996 increase is due primarily to the significant growth in revenues for the six months ended June 30, 1996 and the effect of non-cash charges. The Company has and will continue to have significant non-cash charges including depreciation of satellites and other equipment and amortization of original issue discount on its Senior Subordinated Discount Notes, as well as significant cash payments that are capitalized rather than being currently expensed, including capitalized interest.

              Net cash used in investing activities decreased to $86.7 million in the six months ended June 30, 1996 from $309.1 million in the six months ended June 30, 1995. This decrease primarily reflects $161.2 million of expenditures for satellite systems under development partially funded by $83.0 million of proceeds from maturity of marketable securities. This compares to $202.5 million in expenditures for satellite systems under development and $336.0 million of purchases of marketable securities during the first six months of 1995 funded primarily with $191.1 million of insurance proceeds collected on the launch failure of the original PAS-3 satellite.

              Net cash used in financing activities decreased to $1.7 million in the six months ended June 30, 1996 from $262.7 million provided by financing activities in the six months ended June 30, 1995. This decrease reflects $1.7 million in repayments of long-term debt for the six months ended June 30, 1996 compared to $0.8 million of repayments of long-term debt during the first six months of 1995 funded by $263.5 million of net proceeds collected on the offering of Preferred Stock.

                                                                      FORM 10-Q


                           PART II - OTHER INFORMATION




 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)                EXHIBITS

10.11.15            PanAmSat Corporation Severance Pay Plan, effective as of
                    May 1, 1996*

10.11.16 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Frederick A. Landman*

10.11.17 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Lourdes Saralegui*

10.11.18 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Robert A. Bednarek*

10.11.19 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Patrick J. Costello*

10.11.20 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and James W. Cuminale*

10.11.21 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and David P. Berman*

27                  Financial Data Schedule


* Indicates that exhibit is a management contract or compensatory plan or arrangement.



 (b)                REPORTS ON FORM 8-K

                    PanAmSat Corporation has not filed any 8-Ks for the quarter ending June 30, 1996.

                                                                     FORM 10-Q


                                    SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PanAmSat Corporation


    Date:  August 14, 1996                      /s/Patrick J. Costello
                                                -----------------------------
                                                Patrick J. Costello
                                                Chief Financial Officer
                                                and a Duly Authorized Officer
                                                of the Company

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
- -----------         ------------------------------------------------------------

10.11.15            PanAmSat Corporation Severance Pay Plan, effective as of
                    May 1, 1996*

10.11.16 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Frederick A. Landman*

10.11.17 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Lourdes Saralegui*

10.11.18 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Robert A. Bednarek*

10.11.19 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Patrick J. Costello*

10.11.20 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and James W. Cuminale*

10.11.21 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and David P. Berman*

27                  Financial Data Schedule



- ------------------------

     * Indicates that exhibit is a management contract or compensatory plan or arrangement.