Form 10-Q
period 1996-09-30
PANAMSAT CORP
filed 1996-11-14
CIK 931134

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________ to ___________


                           Commission File Nos. 0-26712
                                                -------
                                               33-63284
                                               --------

                              PanAmSat Corporation
                          PanAmSat Capital Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                 06-1407851
            Delaware                                 06-1371155
--------------------------------------------------------------------------------
     (State or other Jurisdiction of               (I.R.S.  Employer
      Incorporation or Organization)               Identification No.)


                    One Pickwick Plaza, Greenwich, CT. 06830
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  203-622-6664
                                                    --------------

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

                               YES  x   NO
                                   ---     ---

As of September 30, 1996, an aggregate of 19,082,737 shares of the Company's Common Stock, 40,459,432 shares of the Company's Class A Common Stock and 40,459,431 shares of the Company's Class B Common Stock were outstanding.

                                                                       FORM 10-Q


                              PanAmSat Corporation
                    For the Quarter Ended September 30, 1996
                    ----------------------------------------

                         PART I - FINANCIAL INFORMATION



ITEM 1 - Financial Statements

Balance Sheets, September 30, 1996 (unaudited) and December 31, 1995.

Statements of Operations for the Nine Months Ended September 30, 1996 and 1995 (unaudited).

Statements of Operations for the Three Months ended September 30, 1996 and 1995 (unaudited).

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (unaudited).

Notes to Financial Statements.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



                           PART II - OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K

Signature



Cautionary Statement For Purposes Of The "Safe Harbor"
Provisions Of The Private Securities Litigation Reform Act of 1995


The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. When used in this Form 10-Q the words "estimate," "project," "anticipate," "expect," "believe" and other expressions used to indicate future events are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially.

                              PanAmSat Corporation

                                 BALANCE SHEETS



                                                                  September 30,          December 31,
                                                                      1996                  1995
                                                                 ---------------        --------------
ASSETS                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $   3,336,719        $   13,562,113
     Accounts receivable, less allowance for doubtful
       accounts of $100,000                                            9,423,406             4,881,255
     Prepaid expenses and other current assets                        13,717,889             5,594,999
                                                                  --------------        --------------
TOTAL CURRENT ASSETS                                                  26,478,014            24,038,367

SATELLITES AND OTHER PROPERTY AND
      EQUIPMENT, AT COST                                             859,319,906           609,927,311
Less:  Accumulated Depreciation
       and Amortization                                             (122,912,134)         (79,177,520)
                                                                  --------------        --------------
                                                                     736,407,772           530,749,791

MARKETABLE SECURITIES                                                372,405,626           495,078,866

SATELLITE SYSTEMS UNDER DEVELOPMENT                                  423,247,476           377,383,581

DEBT ISSUANCE COSTS (Net of
  Amortization)                                                        9,944,437            11,414,920

OTHER ASSETS                                                             806,054               154,287
                                                                  --------------        --------------
TOTAL ASSETS                                                      $1,569,289,379        $1,438,819,812
                                                                  ==============        ==============

                              PanAmSat Corporation
                          BALANCE SHEETS - (continued)


                                                                          September 30,               December 31,
                                                                              1996                        1995
                                                                        ----------------            ----------------
                                                                           (Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                      $     4,065,094            $    3,287,250
   Accounts payable                                                               780,873                   834,405
   Accrued interest                                                             2,843,750                 7,109,375
   Accrued liabilities and taxes                                                9,983,058                 7,686,452
   Deferred revenue                                                             7,439,157                 6,009,836
                                                                           --------------            --------------
TOTAL CURRENT LIABILITIES                                                      25,111,932                24,927,318

LONG-TERM DEBT                                                                616,583,843               575,283,661

DEFERRED INCOME TAXES                                                          51,105,310                31,573,000

DEFERRED REVENUE                                                               68,320,236                41,656,778

OTHER LIABILITIES                                                                 732,934                   867,934
                                                                           --------------            --------------
     TOTAL LIABILITIES                                                        761,854,255               674,308,691
                                                                           --------------            --------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4% Mandatorily
     Exchangeable Senior Redeemable Preferred Stock,
     $0.01 par value, 20,000,000 shares authorized,
     321,050 shares issued and outstanding, 8,565
     shares for accrued dividends                                             318,193,850               287,648,667
                                                                           --------------            --------------

STOCKHOLDERS' EQUITY:
     Class A Common Stock, $0.01 par value,
       100,000,000 shares authorized,
       40,459,432 shares issued and outstanding                                   404,594                   404,594
     Class B Common Stock, $0.01 par value,
       100,000,000 shares authorized,
       40,459,431 shares issued and outstanding                                   404,594                   404,594
     Common Stock, $0.01 par value,
       400,000,000 shares authorized,
       19,082,737 shares issued and outstanding                                   190,828                   190,812
     Additional paid-in-capital                                               477,324,937               477,297,753
     Retained earnings (deficit)                                               10,916,321                (1,435,299)
                                                                           --------------            ---------------
Total Stockholders' Equity                                                    489,241,274               476,862,454
                                                                           --------------            --------------
     TOTAL LIABILITIES AND EQUITY                                          $1,569,289,379            $1,438,819,812
                                                                           ==============            ==============

                              PanAmSat Corporation
                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                     September 30,           September 30,
                                                                         1996                    1995
                                                                    ---------------         ---------------
REVENUES:
     Unaffiliated parties                                            $170,920,581            $ 68,964,209
     Related parties                                                    6,713,364               2,859,283
                                                                     ------------            ------------
                                                                      177,633,945              71,823,492
OPERATING EXPENSES:
     Direct expenses-service agreements                                 6,831,774               3,723,267
     Sales and marketing                                               10,318,748               6,588,476
     Engineering and technical services                                12,334,312               6,952,638
     General and administrative                                        18,641,535              10,521,560
     Depreciation and amortization                                     45,224,473              22,000,388
     Compensatory programs (Notes 1 and 5)                              4,799,933               8,341,040
     Reorganization costs (Note 6)                                      2,528,177                  -
                                                                     ------------            ------------
                                                                      100,678,952              58,127,369
                                                                     ------------            ------------

     INCOME FROM OPERATIONS                                            76,954,993              13,696,123

INTEREST INCOME                                                       (17,615,682)            (12,745,350)
INTEREST EXPENSE                                                       20,588,872              12,636,131
                                                                     ------------            ------------
     INCOME BEFORE INCOME TAXES                                        73,981,803              13,805,342

INCOME TAXES (NOTE 2)                                                  31,085,000               9,041,000
                                                                     ------------            ------------
     NET INCOME                                                        42,896,803               4,764,342
                                                                     ------------            ------------

     PREFERRED STOCK DIVIDEND                                          30,545,183              16,453,920
                                                                     ------------            ------------

     NET INCOME (LOSS) TO COMMON SHARES                              $ 12,351,620            $(11,689,578)
                                                                     =============           ============

PRO FORMA NET LOSS TO COMMON SHARES:
     HISTORICAL NET INCOME                                                                   $  4,764,342
     PRO FORMA INCOME TAX BENEFIT (NOTE 2)                                                     (1,207,000)
                                                                                               ----------
PRO FORMA NET INCOME                                                                            5,971,342

PREFERRED STOCK DIVIDEND                                                                       16,453,920
                                                                                             ------------
PRO FORMA NET LOSS TO COMMON SHARES                                                          $(10,482,578)
                                                                                             ============

ACTUAL AND PRO FORMA EARNINGS (LOSS) PER
   COMMON SHARE                                                      $        .12            $      (0.12)
                                                                     ============            ============

ACTUAL AND PRO FORMA WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                          100,324,978              85,877,428
                                                                     ============            ============


                              PanAmSat Corporation
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                       September 30,            September 30,
                                                                           1996                     1995
                                                                      ---------------          ---------------
REVENUES:
     Unaffiliated parties                                              $ 64,410,187             $ 27,066,931
     Related parties                                                      2,516,592                  949,625
                                                                       ------------             ------------
                                                                         66,926,779               28,016,556
OPERATING EXPENSES:
     Direct expenses-service agreements                                   3,107,203                1,172,449
     Sales and marketing                                                  3,085,276                2,393,765
     Engineering and technical services                                   4,562,193                2,709,388
     General and administrative                                           6,594,795                3,651,488
     Depreciation and amortization                                       16,132,786                8,051,364
     Compensatory programs (Notes 1 and 5)                                4,799,933                  187,440
     Reorganization costs (Note 6)                                        2,528,177                   -
                                                                       ------------             ------------
                                                                         40,810,363               18,165,894
                                                                       ------------             ------------

     INCOME FROM OPERATIONS                                              26,116,416                9,850,662

INTEREST INCOME                                                          (5,346,337)              (5,042,954)
INTEREST EXPENSE                                                          5,704,954                3,245,643
                                                                       ------------             ------------
     INCOME BEFORE INCOME TAXES                                          25,757,799               11,647,973

INCOME TAXES (NOTE 2)                                                    11,699,000                4,910,000
                                                                       ------------             ------------

     NET INCOME                                                          14,058,799                6,737,973
                                                                       ------------             ------------

     PREFERRED STOCK DIVIDEND                                            10,525,683                9,334,050
                                                                       ------------             ------------

     NET INCOME (LOSS) TO COMMON SHARES                                $  3,533,116             $ (2,596,077)
                                                                       =============            ============


  EARNINGS (LOSS) PER COMMON SHARE                                     $        .04             $      (0.03)
                                                                       ============             ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            100,414,456               86,142,774
                                                                       ============             ============

                              PanAmSat Corporation
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                        September 30,            September 30,
                                                                                            1996                      1995
                                                                                       ---------------          ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                         $ 42,896,803             $  4,764,342
     Adjustments to reconcile net income to
         net cash provided by operating activities:
       Depreciation and amortization                                                      45,224,473               22,000,388
       Deferred income taxes                                                              19,532,310                4,976,000
       Accretion of interest on senior subordinated
          discount notes                                                                  29,835,300               26,719,491
       (Accretion)collection of interest on marketable
          securities                                                                      (2,623,629)                 484,390
       Interest expense capitalized                                                      (27,269,311)             (29,172,552)
       Compensation expense related to corporate
          reorganization                                                                       -                    3,849,300
       Changes in assets and liabilities:
          Increase in accounts receivable                                                 (4,542,151)              (1,680,285)
          Increase in prepaid expenses and other current
               assets                                                                     (8,122,890)              (2,339,658)
          Decrease in tax distribution receivable                                              -                    6,470,285
          Decrease in accounts payable                                                       (53,532)                (848,727)
          Decrease in accrued interest                                                    (4,265,625)              (4,265,625)
          Increase in accrued liabilities and taxes                                        2,296,606                4,194,764
          Increase in deferred revenue                                                    28,092,779               33,278,933
          Decrease in other liabilities                                                     (135,000)                 (50,000)
                                                                                       -------------              -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   120,866,133               68,381,046
                                                                                       -------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                                              (17,395,302)             (14,675,782)
    Expenditures for satellite systems under
      development                                                                       (235,670,725)            (244,787,985)
    Purchase of marketable securities and cash                                                -                  (561,302,274)
    Proceeds from insurance claim receivable                                                  -                   191,084,380
    Proceeds from maturity of marketable securities                                      125,296,869               50,000,000
    Increase in other assets                                                                (671,143)                 (83,216)
                                                                                       -------------             ------------
         NET CASH USED IN INVESTING ACTIVITIES                                          (128,440,301)            (579,764,877)
                                                                                       -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Preferred Stock offering, net                                               -                   263,421,082
    Proceeds from issuance of Common Stock, net                                               -                   228,873,873
    Repayments of long-term debt                                                          (2,678,426)              (1,365,133)
    Proceeds from exercise of employee stock options                                          27,200                   -
                                                                                       -------------             ------------
         NET CASH PROVIDED BY(USED IN)FINANCING
            ACTIVITIES                                                                    (2,651,226)             490,929,822
                                                                                       -------------             ------------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (10,225,394)             (20,454,009)

CASH AND EQUIVALENTS, beginning of period                                                 13,562,113               22,854,209
                                                                                       -------------             ------------
CASH AND EQUIVALENTS, end of period                                                    $   3,336,719             $  2,400,200
                                                                                       =============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash received for interest                                                        $  14,992,053             $ 13,655,521
                                                                                       =============             ============
     Cash paid for interest                                                            $  22,288,506             $ 18,215,709
                                                                                       =============             ============
     Cash paid for income taxes                                                        $  11,566,000             $     -
                                                                                       =============             ============

                                                                      FORM 10-Q
                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS


(1)  Principles of Presentation.
     ----------------------------

     PanAmSat, L.P. was the predecessor to PanAmSat Corporation (the "Company") and operated as a Delaware limited partnership (the "Partnership"). On March 2, 1995, pursuant to the amended Exchange and Subscription Agreement and Plan of Reorganization, the Company, the Partnership and its partners consummated various transactions (the "Conversion") whereby the Company acquired the Partnership and converted it to corporate form. In connection therewith, (i) Rene Anselmo and affiliated persons and entities (the "Anselmo Group") exchanged their interests in the Partnership for shares of Class A Common Stock, representing approximately 49.66% of the outstanding common stock of the Company, (ii) Univisa Satellite Holdings, Inc.("Univisa") exchanged its interest in the Partnership for shares of Class B Common Stock, representing approximately 50.15% of the outstanding common stock of the Company and (iii) a partner of the Partnership exchanged his interest in the Partnership for shares of common stock, representing approximately 0.19% of the outstanding common stock of the Company. The Amended and Restated Certificate of Incorporation of the Company provides, among other things, that holders of the Class A Common Stock will have the right to elect the majority of the members of the Company's board of directors and the Anselmo Group and Univisa with a veto over certain extraordinary transactions of the Company. On April 21, 1995, the Company completed the sale of 275,000 shares of Preferred Stock in a public offering and received net proceeds of approximately $262 million. On September 27, 1995 the Company completed an initial public offering of 18,920,000 shares of Common Stock, including 4,595,676 shares held by certain selling stockholders, and received net proceeds of approximately $229 million.

     The Conversion also resulted in compensation expense consisting of
     (i)approximately $4.5 million during the nine month period ended September 30, 1995 related to the assumption by the Company of phantom stock plans of a predecessor company in the Conversion, and (ii) approximately $3.8 million, with an offsetting increase to capital, relating to a grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company.

     The interim unaudited Financial Statements should be read in conjunction with the audited Financial Statements and the notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (Commission File Number 33-63284) (the "Annual Form 10-K"). The balance sheet as of September 30, 1996, and the related statements of operations and cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 1996 and 1995 have been made. The accounting policies followed during the interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Form 10-K. The results of operations for the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(2)  Income Taxes.
     ---------------

     The Conversion resulted in the establishment by the Company of a deferred tax liability of approximately $22.9 million which was recorded during the quarter ended March 31, 1995. As a partnership, the Partnership was not subject to federal or state income taxes. Accordingly, no income taxes were deducted from the net income on the Partnership's financial statements. Substantially all of the difference between the Company's book income from operations and taxable income for the nine months ended September 30, 1996 and book income from operations and pro forma taxable loss for the nine months ended September 30, 1995 is attributable to the difference in depreciation for tax and financial reporting purposes and certain deposits, and, in 1995, the temporary difference created by a $4.5 million non-recurring charge related to the assumption by the Company of phantom stock plans of a predecessor company in the Conversion and the permanent difference created by a $3.8 million charge related to a grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company, for which the income tax benefit was specially allocated to a predecessor entity and, in 1996, the permanent difference created by certain expenditures incurred in connection with the Company's Agreement and Plan of Reorganization (see Note 6).

     The accompanying statements of operations present, on an unaudited pro forma basis, net income for the nine months ended September 30, 1995 as if the Partnership had been taxed at corporate federal and state tax rates and as if the Conversion occurred on January 1, 1995. The pro forma tax effects assume the net deferred tax liability as described above would have been provided as the related temporary differences arose.

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

(3)  DTH Business.
     -----------------

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

     In November 1995, the Company announced that it would serve as a satellite service provider for the Latin America DTH service ("Latin America DTH") to be offered by the Globo Organization ("Globo"), Televisa, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI") and that the Company would have options to acquire equity interests in the joint ventures serving Latin America, the Caribbean and the Southern United States, but not Brazil.

     On February 29, 1996, the Company signed a binding letter agreement with Globo, Televisa and News Corp. (the "1996 Letter Agreement") to provide service to a series of joint ventures (the "Latin America JVs") to be formed by them and TCI on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. On June 26, 1996, a full-scale agreement was executed for service in Brazil on 12 transponders (the "Brazil Agreement"). The 1996 Letter Agreement remains in force for the remaining 36 transponders. This capacity would enable the Latin America JVs to broadcast to Latin America, the Caribbean, and certain areas of the southern United States approximately 500 digital channels and to permit distribution of program packages of approximately 120 digital channels to specific market areas. Also under the 1996 Letter Agreement, Globo, Televisa, and News Corp. have agreed to proportionally guarantee 100 percent of the fees for transponder services to the Latin America JVs. These guarantee obligations may be assigned to TCI and, with the Company's prior written consent, to new equity participants in the Latin America JVs. Globo and News Corp have proportionately guaranteed the obligations under the Brazil Agreement. The Company will receive minimum service fees equivalent to the Company's best estimate of the cost per transponder to the Company of designing, launching, operating and insuring each satellite for the transponders used by the Latin America JVs. The Company also will receive additional revenue based on subscriber revenues of the Latin America JVs above a certain threshold, except that the transponders that will be used by the Latin America JV operating in Brazil will be charged on a fixed fee basis.

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

     Under a verbal agreement in principle with Televisa, PanAmSat and Televisa also intended to form a joint venture to offer DTH services in the Iberian Peninsula. Pursuant to a revised memorandum of understanding (the "Revised MOU") between the Company and Televisa entered into on September 20, 1996 which incorporated the prior verbal agreement between the parties and which superseded the Original MOU, the Company was granted an option for 10 years to obtain 10 to 15 percent interests from Televisa in the Latin America JVs that would service Latin America, the Caribbean, and the southern United States, but not Brazil. In the event the option is exercised, the purchase price would be equal to the Company's pro rata share of Televisa's aggregate contributions to the Latin America JVs providing such service, less all distributions by such Latin America JVs to Televisa, plus interest. The Company has no interest nor any options to acquire an interest in the Latin America JVs that will provide DTH service in Brazil. In connection with the Agreement and Plan of Reorganization (see Note 6), Televisa will purchase the Company's options under the Revised MOU.

     On September 20, 1996, the Company entered into an agreement with Televisa S.A. de C.V., an affiliate of Televisa, to provide transponder service on up to five PAS-3 Ku-band transponders, at least three of which will be used for distribution of television services in Spain, which may include DTH services. The service fees reflect market rates.

     The Company has significant investments in and commitments for PAS-5 and PAS-6 which are intended to be primarily used by the Latin America JVs. Globo, Televisa and News Corp. plan to enter into one or more definitive agreements to implement the terms agreed in and contemplated by the 1996 Letter Agreement. No assurance can be given that the Latin America JVs will be successful.


(4)  PAS-3 Placed in Service.
     ---------------------------

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


(5)  Compensation Plan.
     ---------------------

     In September, 1996, the Company adopted a plan to pay a cash bonus to its employees who would otherwise have qualified for the grant of stock options under the Company's Long-Term Stock Investment Plan. Such compensation totaling $4.8 million was paid in October, 1996 in lieu of stock options.

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)


(6)  Agreement and Plan of Reorganization.
     ----------------------------------------

     On September 20, 1996 (the "Announcement Date"), the Company and Hughes Electronics Corporation ("Hughes") announced that they had agreeed to merge their respective satellite service operations into a new publicly held company ("New PanAmSat"). Under the terms of the Agreement and Plan of Reorganization that was entered into on the Announcement Date, the Galaxy business of Hughes will be combined to form New PanAmSat. PanAmSat stockholders will have three options to receive payment with respect to the outstanding shares of PanAmSat Common Stock and Class A Common Stock: (a) one-half share of common stock of New PanAmSat and $15 in cash, (b) one share of common stock of New PanAmSat, or (c) $30 in cash. The maximum cash consideration to be paid to the Company's stockholders will be equal to $15 multiplied by the number of shares of Common Stock outstanding. Immediately after the merger, Hughes will own 71.5% of New PanAmSat unless the Company's stockholders request more shares of New PanAmSat common stock than cash and New PanAmSat permits additional shares of its common stock to be issued in lieu of cash to the Company's stockholders. In a separate but related transaction, New PanAmSat will acquire all of the outstanding shares of Univisa, Inc. the indirect holder of all of the Class B Common Stock of the Company, for consideration that is equal to that being paid to the holders of Common Stock and Class A Common Stock (the "Univisa Contribution"). The transaction will require governmental approals, including that of the U.S. Federal Communications Commission and the Federal Trade Commission, which are expected to be completed within six to 12 months of the Announcement Date.

     In connection with the above transactions, the Company will incur certain professional and advisory fees substantially all of which are payable upon the successful completion of the merger which aggregate approximately $20 million.

     Concurrently with the merger and immediately following the Univisa Contribution, 7.5 million shares of New PanAmSat Common Stock received by Satellite Company, L.L.C., a Nevada limited liability company ("S Company") and a subsidiary of Televisa, in connection with the Univisa Contribution will be repurchased by New PanAmSat for $225 million. Following such repurchase, either Televisa, S Company or their designee will purchase for $225 million all of PanAmSat's rights to purchase from Televisa certain joint ventures to be formed to offer DTH services in Latin America and the Iberian Peninsula.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Overview. The Company's first satellite, PAS-1, was launched in 1988 for
     ---------
     service over the Atlantic Ocean Region and is the leading satellite for television and cable programming distribution in Latin America. The Company's second satellite, PAS-2, was launched in July 1994 for service over the Pacific Ocean Region and is a leading satellite for distribution in the Asia-Pacific region. The Company's PAS-4 satellite was launched in August 1995 for service over the Indian Ocean Region and commenced service on September 5, 1995. PAS-4 is the leading satellite for program distribution in South Asia and Africa. The Company's PAS-3 satellite (a replacement for a satellite lost as a result of a launch failure in December 1994) was launched on January 12, 1996 and commenced service on February 19, 1996 over the Atlantic Ocean Region.

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

     Revenues. Total revenues for the three months ended September 30, 1996 were
     ---------
     $66.9 million, an increase of $38.9 million or 139% as compared to the comparable period in 1995. Total revenues for the nine months ended September 30, 1996 were $177.6 million, an increase of $105.8 million or 147% as compared to the comparable period in 1995.

     Broadcasting services revenue for the three months ended September 30, 1996 was $56.1 million, an increase of $35.3 million, or 170% over the same period in 1995. Broadcasting services revenue for the nine months ended September 30, 1996 was $145.7 million, an increase of $95.3 million, or 190% over the same period in 1995. The growth in broadcasting services revenue during the three and nine month periods was due primarily to revenues from video services on PAS-4 and the commencement of revenues from video services on PAS-3.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)

     Business communications services revenue was $10.4 million in the three months ended September 30, 1996, increasing $3.7 million or 55%, over the comparable period in 1995. Business communications services revenue was $30.7 million in the nine months ended September 30, 1996, increasing $11.0 million or 56%, over the comparable period in 1995. The increase during the three and nine month periods was primarily due to commencement of service for several new International Digital Services network and carrier service data contracts.

     Long-distance telephone services revenue decreased from $0.5 million for the three months ended September 30, 1995 to $0.4 million for the three months ended September 30, 1996, a decrease of $0.1 million or 20%. Long-distance telephone services revenue decreased from $1.7 million for the nine months ended September 30, 1995 to $1.2 million for the nine months ended September 30, 1996, a decrease of $0.5 million or 29%.

     Direct Expenses. Direct expenses were $3.1 million, or 5% of total
     ----------------
     revenues, in the three months ended September 30, 1996, an increase of $1.9 million or 158%, from the same period in 1995 when direct expenses were 4% of total revenues. Direct expenses were $6.8 million, or 4% of total revenues, in the nine months ended September 30, 1996, an increase of $3.1 million or 84%, from the same period in 1995 when direct expenses were 5% of total revenues.

     Sales and Marketing Expenses. Sales and marketing expenses were $3.1
     -----------------------------
     million, or 5% of total revenues, in the three months ended September 30, 1996, compared to $2.4 million, or 9% of total revenues, in the three months ended September 30, 1995. Sales and marketing expenses were $10.3 million, or 6% of total revenues, in the nine months ended September 30, 1996, compared to $6.6 million, or 9% of total revenues, in the nine months ended September 30, 1995. The dollar increase in sales and marketing expenses over the three and nine month periods was primarily attributable to the Company's efforts in marketing capacity on the PAS Global System and the pursuit of direct-to-home opportunities worldwide.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)

     Engineering and Technical Expenses. Engineering and technical expenses were
     -----------------------------------
     $4.6 million in the three month period ended September 30, 1996, or 7% of total revenues, compared to $ 2.7 million, or 10% of total revenues, for the comparable period in 1995. Engineering and technical expenses were $12.3 million in the nine month period ended September 30, 1996, or 7% of total revenues, compared to $7.0 million, or 10% of total revenues, for the comparable period in 1995. The dollar increase in engineering and technical expenses during the three and nine month periods was primarily due to telemetry, tracking and control costs for PAS-3 and PAS-4 as well as costs associated with contracts to provide carrier monitoring services.

     General and Administrative Expenses. General and administrative expenses
     ------------------------------------
     were $6.6 million, or 10% of total revenues, in the three months ended September 30, 1996, an increase of $2.9 million or 78%, as compared to the same period in 1995, when general and administrative expenses were $3.7 million, or 13% of total revenues. General and administrative expenses were $18.6 million, or 10% of total revenues, in the nine months ended September 30, 1996, an increase of $8.1 million or 77%, as compared to the same period in 1995, when general and administrative expenses were $10.5 million, or 15% of total revenues. The dollar increase in general and administrative expenses during the three and nine month periods was primarily attributable to in-orbit insurance costs for PAS-3 and PAS-4 and additional personnel costs associated with the Company's expansion.

     Depreciation and Amortization. Depreciation and amortization was $16.1
     ------------------------------
     million in the three months ended September 30, 1996, as compared to $8.1 million in the three months ended September 30, 1995, an increase of $8.0 million or 99%. Depreciation and amortization was $45.2 million in the nine months ended September 30, 1996, as compared to $22.0 million in the nine months ended September 30, 1995, an increase of $23.2 million or 105%. The dollar increase in the three and nine month periods was primarily due to depreciation expense associated with PAS-3 and PAS-4 and new communication equipment at the Company's teleports.

     Compensatory Programs. Compensatory program expense was $4.8 million in the
     ----------------------
     three months ended September 30, 1996 compared to $0.2 million for the comparable period in 1995, an increase of $4.6 million. Compensatory program expense was $4.8 million in the nine months ended September 30, 1996 compared to $8.3 million for the comparable period in 1995, a decrease of $3.5 million. Compensatory program expense during 1996 represents a cash bonus paid to employees who would otherwise have qualified for the grant of stock options under the Company's Long-Term Stock Investment Plan. Compensatory program expense during 1995 is related to the assumption by the Company of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)


     Reorganization Costs. Reorganization costs of $2.5 million for the three
     ---------------------
     and nine months ended September 30, 1996 consist of legal, accounting, and investment banking fees associated with the Agreement and Plan of Reorganization with Hughes announced in September 1996.

     Interest. Interest income, primarily earned from highly liquid investment
     ---------
     funds, was $5.3 million for the three months ended September 30, 1996 compared to $5.0 million for the comparable period in 1995, an increase of $0.3 million. Interest income was $17.6 million for the nine months ended September 30, 1996 compared to $12.7 million for the comparable period in 1995, an increase of $4.9 million. The increase in interest income during the three and nine month periods was primarily a result of interest earned on cash flow from operations as well as the proceeds from the offerings of the Preferred Stock and the Common Stock in the second and third quarters of 1995, respectively, that had not been applied to satellite systems under development.

     Interest expense, net of capitalized interest, increased from $3.2 million in the quarter ended September 30, 1995 to $5.7 million in the same quarter in 1996. Interest expense, net of capitalized interest, increased from $12.6 million in the nine months ended September 30, 1995 to $20.6 million in the same period in 1996. This additional interest expense during the three and nine month periods was primarily the result of interest expense on the satellite performance incentives and additional accretion of the Discount Notes, coupled with a decrease in the amount of capitalized interest related to satellite systems under development.

     Income Taxes. The Company had an income tax provision of $11.7 million for
     -------------
     the three months ended September 30, 1996 compared to $4.9 million for the comparable period in 1995. The Company had an income tax provision of $31.1 million for the nine months ended September 30, 1996 compared to $9.0 million for the comparable period in 1995.

     Preferred Stock Dividend. The Company had Preferred Stock dividends of
     -------------------------
     $10.5 million for the three months ended September 30, 1996 compared to $9.3 million for the comparable period in 1995. The Company had Preferred

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)


     Stock dividends of $30.5 million for the nine months ended September 30, 1996 compared to $16.5 million for the comparable period in 1995. The Preferred Stock dividends are a result of the issuance of the Company's Preferred Stock on April 21, 1995.

     EBITDA. EBITDA was $42.2 million in the three months ended September 30,
     -------
     1996, an increase of $24.3 million or 136%, as compared to $17.9 million for the comparable period in 1995. EBITDA was $122.2 million in the nine months ended September 30, 1996, an increase of $86.5 million or 242%, as compared to $35.7 million for the comparable period in 1995. EBITDA was 69% of total revenues in the first nine months of 1996 as compared to 50% of total revenues for the same period in the prior fiscal year. The dollar increase in EBITDA for the three and nine month periods ended September 30, 1996 was due primarily to the increase in total revenues.

     Liquidity and Capital Resources. Since inception, the Company and its
     --------------------------------
     predecessors have financed their operations through a combination of debt and equity financing, vendor financing, bank financing, equipment leases and cash flow from operations. On August 5, 1993 the Company completed the sale of $175 million aggregate principal amount of Senior Secured Notes and $460.2 million aggregate principal amount of Discount Notes (collectively, the "Notes") and received net proceeds of approximately $425.5 million. The original PAS-3 satellite was destroyed during a launch failure on December 1, 1994. The Company collected in 1995 the insurance proceeds in the amount of $214.0 million for the original PAS-3 satellite. On April 21, 1995, the Company completed the sale of 275,000 shares of Preferred Stock in a public offering and received net proceeds of approximately $261.8 million. On September 27, 1995, the public offering of 18,920,000 shares of Common Stock was completed and the Company received net proceeds of approximately $229 million.

     The total cost for the construction and launch of PAS-5 and PAS-6, including launch insurance, certain components for spare satellites, ground facilities and related development expenses (but excluding capitalized interest expense) is estimated to be approximately $473 million. The Company expects to fund $296.3 million of such costs with the net proceeds from the offering of Preferred Stock and $70.0 million from vendor financing. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is anticipated to be funded from vendor financing and future cash flow from operations.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)


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

     Cash flows provided by operating activities increased to $120.9 million in the nine months ended September 30, 1996, from $68.4 million in the nine months ended September 30, 1995. The 1996 increase is due primarily to the significant growth in revenues for the nine months ended September 30, 1996 and the effect of non-cash charges. The Company has and will continue to have significant non-cash charges including depreciation of satellites and other equipment and amortization of original issue discount on its Senior Subordinated Discount Notes, as well as significant cash interest payments that are capitalized rather than being currently expensed.

     Net cash used in investing activities decreased to $128.4 million in the nine months ended September 30, 1996 from $579.8 million in the nine months ended September 30, 1995. This decrease primarily reflects $235.7 million of expenditures for satellite systems under development partially funded by $125.3 million of proceeds from maturity of marketable securities. This compares to $244.8 million in expenditures for satellite systems under development and $561.3 million of purchases of marketable securities

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)


     during the first nine months of 1995 partially funded with $191.1 million of insurance proceeds collected on the launch failure of the original PAS-3 satellite.

     Net cash used in financing activities decreased to $2.7 million in the nine months ended September 30, 1996 from $490.9 million provided by financing activities in the nine months ended September 30, 1995. This decrease reflects $2.7 million in repayments of long-term debt for the nine months ended September 30, 1996 compared to $1.4 million of repayments of long-term debt during the first nine months of 1995 funded by $263.4 million of net proceeds collected on the offering of Preferred Stock and $228.9 million of net proceeds collected on the issuance of Common Stock. The remaining net proceeds were used to purchase marketable securities.

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

2.3 Agreement and Plan of Reorganization dated September 20, 1996, among Hughes Communications, Inc., Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Hughes Communications Services, Inc., Hughes Communications Carrier Services, Inc., Hughes Communications Japan, Inc., Magellan International, Inc., and PanAmSat Corporation.

2.4 Stock Contribution and Exchange Agreement dated as of September 20, 1996 by and among Grupo Televisa, S.A., Satellite Company, LLC, Magellan International, Inc., and Hughes Communications, Inc.

10.10.4 Amendment Number 3 to Launch Services Agreement LKEC-9411-002 dated 14 November 1994, through Amendment No.2, dated 9 June 1995, entered into on August 23, 1996, by and between PanAmSat Corporation and Lockheed-Khrunichev-Energia International, Inc. (Portions of this exhibit have been omitted subject to a request for confidential treatment to the Securities and Exchange Commission).

10.13.1 DTH Option Purchase Agreement dated September 20, 1996, between PanAmSat Corporation, Grupo Televisa, S.A., and Satellite Company, L.L.C.

10.13.2 Revised DTH System in Latin America Memorandum of Understanding dated as of September 20, 1996, between PanAmSat Corporation and Grupo Televisa, S.A.

10.14.1 Amendment Number 1 to the PAS-5 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat Corporation effective as of September 3, 1996. (Portions of this exhibit have been omitted subject to a request for confidential treatment to the Securities and Exchange Commission).

10.16 Full-Time Transponder Service Agreement From PAS-3 (European Beam) entered into as of September 20, 1996, by and between PanAmSat Corporation and Televisa, S.A. (Portions of this exhibit have been omitted subject to a request for confidential treatment to the Securities and Exchange Commission).

27          Financial Data Schedule

   (b)      REPORTS ON FORM 8-K

            During the quarter ended September 30, 1996, PanAmSat Corporation filed a current report on Form 8-K dated September 23, 1996, announcing it had agreed to enter into the Agreement and Plan of Reorganization.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PanAmSat Corporation

Date:  November 14, 1996                       /s/Patrick J. Costello
                                               ----------------------
                                               Patrick J. Costello
                                               Chief Financial Officer
                                               and a Duly Authorized Officer
                                               of the Company