Form 10-K/A
period 1995-12-31
PANAMSAT CORP
filed 1996-12-23
CIK 931134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-K/A

|X| ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 1995

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26712
                              PanAmSat Corporation
                          PanAmSat Capital Corporation
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  06-1407851
               DELAWARE                                  06-1371155
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

ONE PICKWICK PLAZA
GREENWICH, CONNECTICUT                                         06830
(Address of principal executive offices)                     (Zip Code)


                                 (203) 622-6664
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the
      Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 29, 1996, the registrant had outstanding 19,081,137 shares of Common Stock, 40,459,432 shares of Class A Common Stock and 40,459,431 shares of Class B Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was $572,134,110.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders (to be filed within 120 days of the Registrant's last fiscal year end) are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.       BUSINESS

Overview

         PanAmSat Corporation ("PanAmSat" or the "Company") operates the world's first privately-owned international satellite communications system. The Company currently provides satellite services primarily to the broadcasting and business communications markets and also provides services to the long-distance telephony market. In addition to its current services, the Company is pursuing international opportunities in the satellite direct-to-home ("DTH") television market.

         The Company's first satellite, PAS-1, was launched in 1988 for service over the Atlantic Ocean Region and is the leading satellite for television and cable programming distribution in Latin America. The Company's second satellite, PAS-2, was launched in July 1994 for service over the Pacific Ocean Region and is a leading satellite for programming distribution in the Asia-Pacific region. The Company's PAS-4 satellite was launched in August 1995 for service over the Indian Ocean Region and commenced service on September 5, 1995. PAS-4 is a leading satellite for programming distribution in south Asia and Africa. The Company's PAS-3 Satellite was launched on January 12, 1996 and commenced service on February 19, 1996 over the Atlantic Ocean Region. PAS-3 is now also a leading satellite for programming distribution services in Latin America. The Company expects to launch two additional satellites to serve the Atlantic Ocean Region:
PAS-6 in late 1996; and PAS-5 in the spring of 1997. The Company intends to launch PAS-7 in late 1997 and PAS-8 in early 1998, which are expected to serve the Indian Ocean Region and the Pacific Ocean Region, respectively. The Company expects that in the future it will launch additional satellites to meet then-anticipated customer demand. There can be no assurance, however, that the schedule for the Company's future satellite launches will be met.

Customers and Markets

         PanAmSat is the first private company to provide global satellite services. The Company has over 300 customers and, at December 31, 1995, had signed long-term contracts to provide satellite capacity on PAS-1, PAS-2, PAS-3 and PAS-4 aggregating approximately $1.9 billion. The Company's customers for television programming distribution and other broadcasting services include ABS-CBN Broadcasting Co.(R), the BBC(R), Bloomberg Information Television, CBS(R), China Central Television(TM), Chinese Television Network(TM), Country Music Television(TM), Discovery(TM), Disney(R), ESPN(R), 20th Century Fox(R), Fuji TV(R), HBO(R), Liberty Sports(TM), M-Net/MultiChoice(R), NBC(R), NHK(TM), SABC/ Sentech(R), Sony(R), Taiwan Asia Space Cable, Televisa(R), Television Broadcasts International(TM), Television Corporation of Singapore(TM), Turner Broadcasting Systems(TM) (CNN(R), Cartoon Network(R), TNT(R)) and Viacom(R) (MTV(R), Nickelodeon(R)). The Company's customers for business communications services include the Associated Press(R), Citicorp(R), Credit Suisse(R), Dow Jones(R)/Telerate, El Tiempo(R), Ji Tong, Impsat(TM), MCI(R), Procedatos(TM), Reuters(R), Sara Lee(R), Sprint(R), Transtel(R) and the U.S. government. The Company's customers for DTH Services include Sky Entertainment Services Latin America, one of the Latin American JVs (as hereinafter defined), Showtime(R) (also known as Gulf DTH) and Firstnet(R) which operate in the Middle East, M-Net/MultiChoice(R), SABC/ Sentech(R) which operate in South Africa and TVBI(R) and Taiwan Asia Satellite Cable Inc. which operate in Taiwan.

         The Company's broadcasting services, which generated approximately 72% of the Company's total revenues in 1995, include the provision of satellite capacity and services for (i) television programming distribution, (ii) "backhaul" operations (i.e., the transmission of video feeds from one location to another) and (iii) ad hoc services, such as the transmission of special events and live news reports. The Company's business communications services, which generated approximately 26% of the Company's total revenues in 1995, include (a) the provision of satellite capacity to communications carriers that provide private business networks for data, voice and corporate video communications and (b) the provision of such networks and related services by the Company directly to end-users. The Company's long-distance telephony services provide satellite capacity for use in domestic (non-U.S.) and international public telephone networks.

         PanAmSat plans to provide DTH satellite services to specific television markets around the world. In November 1995, the Company announced that it would serve as a satellite service provider for the Latin America DTH service to be offered by the Globo Organization ("Globo"), Grupo Televisa, S.A. ("Televisa"), The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI3"). On February 29, 1996, the Company signed a binding letter agreement with Globo, Televisa and News Corp. (the "1996 Letter Agreement") to provide service to a series of joint ventures (the "Latin America JVs") to be formed by them and TCI3 on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. This capacity would enable the Latin America JVs to broadcast to Latin America, the Caribbean and certain areas of the southern United States approximately 500 digital channels to subscribers using small 24-36 inch (60-90
cm) antennas and to permit distribution of program packages of approximately 120 digital channels to specific market areas. See "--DTH Strategy" below.

         In November 1995, the Company and Televisa announced their intention to provide DTH services through a joint venture (the "Spain Joint Venture") with the capacity to broadcast approximately 24 to 80 digital channels to subscribers in Spain using small 24-36 inch (60-90 cm) antennas. See "--DTH Strategy" below.

         The 1996 Letter Agreement has a minimum value of $1.3 billion, which represents the minimum total backlog of payments expected to be made over the life of the contracts entered into in connection with the 1996 Letter Agreement. For most of the transponders, the amounts to be paid reflect service fees that are equal to the Company's best estimate of the cost to design, construct, launch, insure and operate the satellites and for the balance of the transponders, the amounts to be paid reflect service fees that are based on a fixed price. On the cost-based transponders, the Company also could receive revenue sharing from the Latin America JVs and the Spain Joint Venture.

         The Company has also designed PAS-2 and PAS-4, and intends to design PAS-7 and PAS-8 with the capability of providing high-powered digital DTH service in their respective coverage areas. The Company's satellites are platforms for operational DTH services in the Middle East, South Africa and Taiwan and planned DTH services for India, Latin America and Spain. Digital DTH channels on the Company's satellites are capable of providing image and sound quality superior to current cable or microwave television services.

         The Company believes that the demand for international satellite services in the broadcasting and business communications markets will grow substantially in the foreseeable future. This growth is expected to result from
(i) increased distribution of television programming to national, regional and international audiences, (ii) continuing worldwide deregulation of telecommunications markets, (iii) continuing technological advancements and (iv) economic development worldwide and the increasing globalization of business.

Conversion and Initial Public Offering

         Between 1992 and March 2, 1995, the Company operated as a Delaware limited partnership and prior to 1992 as a sole proprietorship and through other forms of organization. On March 2, 1995, pursuant to an amended Exchange and Subscription Agreement and Plan of Reorganization, the Company, PanAmSat L.P. (the "Partnership") and its partners consummated various transactions whereby the Company acquired the Partnership and converted it to corporate form (the "Conversion"). In connection therewith, (i) Rene Anselmo, the Company's late Chairman of the Board and Chief Executive Officer, members of the family of the late Mr. Anselmo, trusts for the benefit of certain Anselmo family members, Frederick A. Landman, the Company's current President and Chief Executive Officer, and Lourdes Saralegui, Executive Vice President of the Company (collectively, the "Anselmo Group") exchanged their interests in the Partnership for shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), representing approximately 49.66% of the outstanding common stock of the Company, (ii) Univisa Satellite Holdings, Inc. ("USHI"), a wholly-owned subsidiary of Televisa, exchanged its interest in the Partnership for shares of the Company's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), representing approximately 50.15% of the outstanding common stock of the Company and (iii) a partner of the Partnership exchanged his interest in the Partnership for shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), representing approximately 0.19% of the outstanding capital stock of the Company. On September 27, 1995, the Company completed an initial public offering of 18,920,000 shares of Common Stock, including 4,595,676 shares held by members of the Anselmo Group and Televisa, and the Company received net proceeds of approximately $229 million.

Business Strategy

         The Company's strategy has evolved from its experience with the development and marketing of PAS-1, PAS-2, PAS-3 and PAS-4 and its analysis of the current and anticipated worldwide market for satellite communications services. The Company believes that implementation of its strategy has established PanAmSat as an international leader for broadcasting and business communication services. The Company's strategy is to continue to focus on six key elements:

     o   Customer-driven service offerings

     o   Superior satellite system technical characteristics

     o   Emphasis on broadcasting services

     o   Concentration on other high-growth communications services

     o   Early market entry

     o   Global coverage

     Customer-Driven Service Offerings

         The Company believes that the most important aspect of its business strategy is that the Company is market driven and responsive to its customers' needs. The Company offers customers ease-of-access with respect to the use of satellite capacity. The Company also offers customers a complete end-to-end package of satellite communications services on a one-stop shopping basis. The end-to-end services provided by the Company include satellite capacity, teleport services, network services, including the design, integration, management and maintenance of networks, and the procurement of ground equipment. The Company furnishes substantially all of its terrestrial services outside of the United States through independent contractors.

         The Company developed its service strategy when it first commenced operations, at which time Intelsat (an international consortium of 138 government-authorized telecommunications monopolies or former monopolies, referred to as signatories) was the Company's only significant competitor. Intelsat generally provides services only through its signatories and not directly to end-users. Intelsat's rates are often inflexible, fixed by tariff and customarily include a mark-up by each signatory. In addition, Intelsat and its signatories have historically focused on international telephony services, rather than the requirements of other users, such as television broadcasters and business communications network users. Intelsat satellites have also generally been suitable primarily for transmission to the large, expensive "gateway" earth stations of national telephone companies.

     Superior Satellite System Technical Characteristics

         The satellites in the Company's global satellite system (the "PAS Global System") are designed to provide high-transmission power, a key technical characteristic sought by broadcasting and business communications customers. The satellites' high power and other technical characteristics permit high-quality transmissions for the distribution of television programming and enable broadcasting and business communications customers to utilize cost-effective networks using small, low-cost antennas on the ground.

         The orbital slots for the Company's satellites were selected to optimize the satellites' coverage and the global connectivity of the PAS Global System. Since orbital slots are limited in number and each slot provides a different range of coverage areas, the Company believes that its early selection of orbital slots enhanced its technological capabilities and scope of coverage. The geographic coverage patterns of the satellites in the PAS Global System are custom-designed to focus signal power over centers of population and economic activity.

     Emphasis on Broadcasting Services

         The Company expects the international broadcasting market to experience significant growth as broadcasters and cable television programmers seek to expand the distribution of their programming to national, regional and international audiences worldwide. Future demand is expected to include international television programming distribution, backhaul operations and ad hoc services. The Company has designed its satellite services to meet the program distribution requirements of broadcasters and programmers. The technical characteristics and coverage areas of each of PAS-2, PAS-3 and PAS-4 were specified after extensive discussions with the Company's major customers and potential customers regarding their service needs. PAS-5 and PAS-6 are under construction. The design of PAS-6 is complete and the design of PAS-5 is near completion. The technical specifications of PAS-7 and PAS-8 are in the design stages and are subject to change. The Company facilitates television programming distribution by offering satellite capacity, teleport services and technical services.

         In addition, the Company provides satellite capacity on PAS-3, and plans to provide satellite capacity on PAS-5 and PAS-6, for digital DTH services in response to the desire of broadcasters and programmers to increase their viewing audiences in Latin America. The Company expects there to be significant demand for digital DTH services in Latin America because of the large number of television households without cable services or access to extensive programming in the region. See "--DTH Strategy" below.

     Concentration on Other High-Growth Communications Services

         The Company targets other high-growth markets where its satellites provide advantages to users of private business networks and long-distance telephony services in rural and underdeveloped areas. Business and other organizations, particularly those with sites in remote locations or inadequate terrestrial-based services available to them, have become increasingly dependent upon satellites to serve their communications requirements. These communications needs are based on requirements to collect, process, respond to and disseminate information such as ATM and credit card verification and inventory control. Organizations such as banks and retail chains are, in increasing numbers, installing very small on-site antennas to set up satellite-based communications networks instead of using higher cost and/or unreliable terrestrial telephone lines. In addition, a growing number of domestic and regional telephone companies, especially in developing countries, are using satellite capacity of the Company and others to offer long-distance telephony services in rural areas. Internet service providers in many countries also use satellites for international access to Internet.

     Early Market Entry

         The Company's strategy is to launch high-powered satellites early in their respective markets that are capable of delivering broadcast and business communications services via signals that can be received by users of small antennas. Partly as a result of its early market entry, the Company believes it has established PAS-1, PAS-2, PAS-3 and PAS-4 as leading satellites for television programming distribution in their respective coverage areas and as important satellites for private business networks.

     Global Coverage

         PanAmSat is the first private company to provide global satellite services. Accordingly, customers are able to contract solely with the Company for all of their global satellite communications requirements. Previously, users of satellites who wanted to communicate or transmit over broad areas were required to enter into contracts with a number of different Intelsat signatories and/or regional and domestic operators which often provided overlapping coverage or have substantial gaps in their coverage. Customers with global communications requirements include video programmers, broadcasters, news and sports organizations and operators of public and/or private communications networks.

         The Company believes that its orbital slots provide a competitive advantage for the Company's global satellite services due to the limited number of available slots that provide commercially desirable transoceanic coverage. Applications for orbital slots for C-band and Ku-band geostationary satellites have been filed by the U.S. government with the ITU on behalf of the Company at 45(Degree) West Longitude (Atlantic Ocean Region), 43(Degree) West Longitude (Atlantic Ocean Region), 68.5(Degree) East Longitude (Indian Ocean Region), 72(Degree) East Longitude (Indian Ocean Region), 191(Degree) West Longitude (Pacific Ocean Region), and 194(Degree) West Longitude (Pacific Ocean Region). The Company has requested registration of a second satellite at 43(Degree) West Longitude (Atlantic Ocean Region) and a satellite at 58(Degree) West Longitude (Atlantic Ocean Region). See "--Government Regulation--International Telecommunications Union" below. In addition, the Company has applied for U.S. government authorization to use 79(Degree) West Longitude and 93(Degree) West Longitude for C-band and Ku-band geostationary satellites and nine orbital slots for Ka-band geostationary satellites. The U.S. government has filed with the ITU for these additional slots, substantially all of which are sought by other U.S. applicants as well. See "--Government Regulation--United States Regulation" below.

Services

         In the year ended December 31, 1995, the Company's revenues were derived from the following markets:

             Broadcasting                          72%
             Business communications               26
             Long-distance telephony                2
                                                  ----

             Total                                100%
                                                  ====

     Broadcasting

         Local, domestic and international broadcasters use satellite capacity and services for (i) television programming distribution, (ii) "backhaul" operations (i.e., the transmission of video feeds from one location to another) and (iii) ad hoc services such as the transmission of special events and live news reports from the scene of the event. Currently, the largest market for broadcasting services is the full-time leasing of satellite capacity by programmers for distributing programming to television stations, local cable operators, master antenna systems and, on a limited basis, directly to homes.

         Television Programming Distribution. The Company's program distribution strategy is to establish each of its satellites as a leading satellite for the distribution of television programming to cable and other redistribution systems in its service region and to position the PAS Global System as a single source for the global distribution of television programming.

         In January 1989, CNN(R) became the first international programmer to use PAS-1 to distribute television programming in Latin America. Over the next twenty-four months, the Company entered into agreements with other full-time programmers, such as ESPN(R), HBO(R), Televisa(R) and TNTSM. Local cable television operators and over-the-air broadcasters installed antennas to receive programming from this core group of international programmers, thus creating an infrastructure in Latin America to receive PAS-1 signals. As a result of the installed base of antennas pointed at PAS-1, programmers desiring regional distribution now seek to use PAS-1 to reach that audience and compete effectively with the major full-time video programmers in Latin America.

         For domestic Latin America broadcasters, PAS-1 offers the ability to create national networks where, due to local geography and high costs, none was possible before. For example, Telefe, the leading television network in Argentina, was created when a group of independent local Argentine television stations began using PAS-1 in December 1990 for national programming distribution. Domestic broadcasters in Peru and Chile also used PAS-1 to create national networks.

         The Company offers broadcasters direct access to PAS-1 from their own facilities. This direct access leads to both economic and operational efficiencies for the broadcasters. PAS-1 also offers a number of other advantages for domestic broadcasters. Domestic broadcasters may, for example, purchase certain segments of an international programmer's feed (e.g., a sports event from ESPN(R) or a news show from CNN(R)) for broadcast as part of their own programming, without incurring the cost of adding a separate earth station to receive the international programmer's segments. In addition, domestic broadcasters can sell their programming (e.g., a local sports event) regionally or internationally because PAS-1 allows them to use the same transmission antenna to relay their programming internationally as well as domestically.

         Local cable and television station operators also benefit from PAS-1 for television programming distribution because they need only one earth station pointed at PAS-1 to receive programming from both domestic and regional broadcasters. The Company believes that PAS-1 also attracts a significant audience of DTH viewers. Household viewers access programming directly from PAS-1 by installing television receive-only antennas at their homes.

         Upon the commencement of PAS-3 services on February 19, 1996, the Company started migrating some broadcast customers from PAS-1 to PAS-3, under a plan to provide additional PAS-1 capacity for business communications services.

         In the Pacific Ocean Region, the Company's strategy has been to establish PAS-2 as the leading satellite for the trans-Pacific distribution of television and cable programming. As of December 31, 1995, PAS-2 provided pan-Asian C-band coverage and access to the western United States for approximately 17 broadcast customers, including ABS-CBN(R) (Philippines), Asia Business News, Bloomberg Information Television, CBS(R), Chinese Television Network(TM) (Hong Kong), Disney(R), ESPN(R) and Liberty Sports(TM), NBC(R), NHK(R) (Japan), Television Broadcasts International(TM) (Hong Kong) and Television Corporation of Singapore(TM).

         In the Indian Ocean Region, the Company's strategy has been to establish PAS-4 as the leading satellite for the distribution of television and cable programming throughout southern Asia, including the Indian Subcontinent and the Middle East. Broadcast customers for PAS-4 C-band services throughout southern Asia include Asia Business News, the BBC(R), China Central Television(TM), Doordarshan (India), ESPN(R), HBO(R), Sony(R) and Turner Broadcasting System(TM). In addition, PAS-4 is designed to provide C-band program distribution services throughout Africa and northern Asia.

         For the global distribution of television programming, customers that have agreements with the Company for service over several satellites include China Central Television(TM), ESPN(R), Doordarshan (India), Liberty Sports(TM), NHK(R), Turner International(TM) and Viacom(R) International.

         Compressed Digital Video. At December 31, 1992, the Company had sold out its capacity on PAS-1 for full-time television programming distribution to Latin America. In February 1993, however, the Company executed an agreement to use General Instrument Corp.'s DigiCipher CDV system, which can expand the capacity of transponders by enabling a single 36 MHz equivalent transponder to provide up to six digital channels for video programming simultaneously. Previously, such a transponder could provide only one or two analog channels. Prior to the introduction of digital compression, the PAS-1 satellite carried 30 analog video channels, representing virtually total usage of satellite capacity for video services. Using CDV technology, as of December 31, 1995, PanAmSat has been able to expand PAS-1's capacity for video channels by approximately 75%. PAS-1 now carries approximately 14 analog channels and 47 CDV channels. It employs both single carrier and multicarrier compression technologies for its CDV services. When implemented, these were the first full-time commercial applications of a CDV system for international program distribution anywhere in the world. The Company expects to continue to expand the services it offers incorporating CDV to many of its customers and to generate substantially more revenues per transponder as a result of video compression even though each customer's cost per channel distributed by satellite will be reduced. The Company also believes that CDV technology provides television viewers with higher quality channels, movie programming options and new data and other service applications. The Company is using a range of leading CDV suppliers for program distribution services on PAS-2, PAS-3 and PAS-4 from various teleport facilities throughout the world.

         Backhaul Operations. Broadcasters use satellite capacity for "backhaul" operations, such as transporting programming from a broadcaster's foreign news bureau to its broadcast center for simultaneous or later transmission. The Company's services in this area are focused on the transportation of program material and syndicated programming for broadcasters on a scheduled basis. Program distributors utilize 24-hour full-time channels or scheduled part-time video services on PanAmSat satellites to transport programming between locations. NHK, a leading Japanese broadcaster, for example, utilizes full-time transponders on PAS-1, PAS-2 and PAS-4 for the transportation of programming and news.

         Special Events and Live News Coverage. Broadcasters use PanAmSat to transmit coverage of live scheduled special events to programmers on a short-term ad hoc basis. For instance, PAS-1 relayed live and taped coverage of the 1992 Summer Olympics, the 1994 Winter Olympics and the 1994 World Cup Soccer Games directly from the site for a variety of broadcasters. The Company will provide similar broadcast services for the 1996 Summer Olympics. The Company also provides broadcast services to relay live news coverage, short duration video feeds and syndicated programming for broadcasters on a scheduled or ad hoc basis. For instance, during the Persian Gulf War, PAS-1 carried extensive coverage of events in both directions across the Atlantic Ocean. In April 1995, PAS-2 carried live coverage of the 20th anniversary of the end of the Vietnam conflict for ABC, BBC(R), CBS(R), CNN(R), NHK(TM), Tokyo Broadcasting Service and other broadcasters.

         Radio. Radio broadcasters use satellites for program distribution, coverage of news and sporting events and other broadcast and backhaul applications. Customers for radio services on PAS-1 include BBC World Service, Radio France International, Caribbean News Agency and Radio Netherlands.

         DTH Distribution. High powered DTH satellites are designed to enable broadcasters and programmers to reach the maximum number of television viewers possible. Programming distributed over a DTH satellite is accessed by households and also by local cable systems that redistribute that programming through ground-based cable to households. In addition, the total television audience can be increased significantly because the satellite's high transmission power enables households equipped with 24-36 inch (60-90 cm) satellite dishes and related equipment to receive the programming directly from the satellite.

         The Company's strategy includes launching and operating satellites capable of providing DTH services. Each of PAS-2 through PAS-8 has or will have the capability to provide high powered DTH service in its respective coverage area. For instance, M-Net/MultiChoice(R) and SABC/Sentech(R) commenced transmissions in September 1995 of a multichannel DTH service throughout South Africa using transponders on PAS-4. The Company's satellites are also platforms for operational DTH services in the Middle East and Taiwan and planned DTH services in India, Latin America and Spain.

         Other Services. The Company offers a number of additional services to broadcasters. These include teleport services such as signal turnaround (e.g., retransmission of a signal from a U.S. domestic satellite through the Company's teleports to PAS-1 for distribution to Latin America and to PAS-2 for distribution to Asia). The Company also provides third-party services and equipment such as trucks equipped for live news reports and sporting events and domestic satellite capacity if required. In addition, the Company offers one-stop service management such as coordination and traffic management for international live news reporting.

     Business Communications

         The Company's business communications services include (i) the provision of satellite capacity to communications carriers that provide private business networks for data, voice and corporate video communications and (ii) the provision of such networks and related services by the Company directly to end-users. Network users utilize satellites rather than ground-based transmission media because satellite systems provide customers:

     o   cost savings for large, geographically dispersed networks;

     o   independence from telephone companies;

     o   predictability of costs over a long period;

     o   flexibility in changing and adding remote locations to a network;

     o   integrated network management and control of all remote locations; and

     o   increased network availability and lower transmission error rates.

Many businesses and organizations currently use satellite communications networks for certain of their communications needs. For example, retail chains use satellite business communications networks for rapid credit card authorization and inventory control. Banks use satellite networks to connect automated teller machines to processing computers. News agencies use satellite networks to distribute information continuously to numerous locations, and paging operators use satellite networks to distribute paging information from a central switch to multiple remote transmitters for retransmission to pagers.

         Carrier Services. The largest portion of the Company's revenues in the business communications market is derived from the provision of satellite capacity to domestic and regional communications carriers in Latin America. The Company does not provide substantial value-added services to such carriers. The provision of satellite capacity to carriers involves relatively low marketing and operating costs, while promoting the use of PAS-1 for business communications in Latin America. Carriers in Latin America that use PAS-1 satellite capacity include Telegan, S.A. of Colombia and Impsat of Argentina. U.S. carriers include Sprint(R) and MCI(R). In addition, the carrier Ji Tong of China uses capacity on PAS-2 and Transtel of South Africa uses capacity on PAS-4.

         Internet service providers also use PanAmSat satellites for international Internet access. As of March 1996, the Company's satellites provided access to the U.S. Internet network for Internet service providers in more than 20 countries in Latin America and Asia.

         Governments currently represent one of the single largest users of communications facilities. The United States has stated that it intends to move governmental traffic, particularly non-classified military traffic, off dedicated satellites and onto commercial satellites. The Company is participating in bids for the Defense Department's ongoing procurements of several commercial satellite transponders. The Company has provided services directly to the U.S. State and Defense Departments and currently is providing services to the U.S. government as a subcontractor to government carriers. U.S. government users accounted for approximately 3% of the Company's total revenue in 1995.

         Private Networks. The Company offers end-to-end satellite services for two types of private business communications networks: International Digital Services ("IDS") networks and very small aperture terminal ("VSAT") networks. IDS networks consist of rooftop antennas and are used by customers that have relatively steady flows of information to and/or from all of the points in the network. Because of their large transmission requirements, IDS networks require dedicated, permanent communication links to each point. VSAT networks differ from IDS networks in that VSAT networks consist of very small (e.g., 1.2 to 1.8 meters) rooftop antennas and are utilized by customers that need to send short bursts of data over the network for relatively short periods of time. Through the use of VSAT technology and sophisticated software, these networks can be served with a relatively small amount of satellite capacity.

         In addition to providing satellite capacity, the Company's services to its business communications customers include the purchase and installation of on-site antennas and the design, integration, management, operation and maintenance of business networks. These services are provided by the Company's primary teleport in Ellenwood, Georgia, other Company teleports in Homestead, Florida and Sylmar, California, or through subcontractors. Examples of the Company's business communications services using PAS-1 and the Company's teleports include an IDS network linking Citicorp's regional headquarters in Miami, Florida with eight locations in Latin America, five other IDS networks for banks and another IDS network linking several of Reuters' Latin American offices to Reuters offices in the United States.

         Networks using VSATs have been growing rapidly to meet the specialized data requirements of particular industries, such as banking, mining and retailing. The Company expects the international VSAT market to grow significantly in the future. Recognizing both the demand for this service as well as the failure of existing carriers to provide adequate VSAT services, many governments have recently deregulated this market.

     Long-Distance Telephony

         Although the Company was initially not permitted by the Federal Communications Commission (the "FCC") to offer international public telephone service between the United States and any other country, the Company has provided domestic and international non-U.S. long-distance telephony services. The Company currently provides satellite capacity to domestic telephone companies in Chile, Nicaragua and Honduras. The Company also provides satellite capacity to Tricom, a Dominican Republic-based carrier which provides international long-distance telephone service between the United States and the Dominican Republic. Tricom is currently the only international telephone carrier under contract with the Company.

         Ongoing changes in the FCC's policy should permit the Company to offer increased levels of public telephone traffic between the United States and other countries and are expected to allow the Company to offer unlimited levels of such service beginning on January 1, 1997. See "--Government Regulation" below. The emergence of competition for long-distance services and significant deregulation in several countries such as the United Kingdom, Japan, Korea, New Zealand, Philippines and Australia has led the Company to believe that the long-distance telephony market offers the Company considerable future opportunities globally.

DTH Strategy

         The Company has designed the Ku-band capacity on the PAS Global System (other than PAS-1) with the capability of providing DTH services. The Company's strategy is either to provide satellite capacity to customers that provide DTH services, as in South Africa, or to undertake a direct investment in a joint venture that will provide DTH services through satellite capacity provided by the Company. The Company also contemplates facilitating the development of DTH service in certain regions by providing satellite capacity and coordinating technical issues with its customers, without direct investment in the DTH service. Based on this strategy, the Company's satellites are platforms for current DTH services in South Africa and Taiwan and planned DTH services in India, Latin America, the Middle East and Spain.

         As part of the Company's digital DTH strategy, the Company intends to provide satellite capacity on PAS-3, PAS-5 and PAS-6 for digital DTH services in Latin America, the Caribbean, certain areas of the southern United States and Spain. The Company believes there is significant demand for digital DTH service in these regions in part because of the limited percentage of households that receive television programming (except in the United States) through other transmission systems such as cable and wireless cable and, in the United States, the limited amount of Spanish-language programming available.

     DTH Services in Latin America

         During the third quarter of 1994, the Company announced its intention to provide DTH services in Latin America. In connection therewith, the Company and Televisa signed a binding memorandum of understanding (the "Original MOU") to put into operation a digital DTH satellite television broadcasting business covering Latin America, the Caribbean and certain areas of the southern United States.

         In November 1995, the Company announced that it would serve as a satellite service provider for the Latin America DTH service to be offered by Globo, Televisa, News Corp. and TCI3. On February 29, 1996, the Company signed the 1996 Letter Agreement with Globo, Televisa and News Corp. to provide service to the Latin America JVs on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. This capacity would enable the Latin America JVs to broadcast to Latin America, the Caribbean and certain areas of the southern United States approximately 500 digital channels to subscribers using small 24-36 inch (60-90 cm) antennas and to permit distribution of program packages of approximately 120 digital channels to specific market areas.

         Under the 1996 Letter Agreement, Globo, Televisa, and News Corp. have agreed to proportionally guarantee 100 percent of the fees for transponder services to the Latin America JVs. These guarantee obligations may be assigned to TCI3 and, with the Company's prior written consent, to new equity participants in the Latin America JVs. The Company will receive minimum service fees equivalent to the Company's best estimate of the cost per transponder to the Company of designing, launching, operating and insuring each satellite for transponders used by the Latin America JVs. The Company also will receive additional revenue based on subscriber revenues of the Latin America JVs above a certain threshold, except that the transponders that will be used by the Latin America JV operating in Brazil will be charged on a fixed fee basis.

         Under a verbal agreement in principle with Televisa, the Company would be granted an option for ten years to obtain 10- to 15-percent interests from Televisa in the Latin America JVs that would service Latin America, the Caribbean and the southern United States, but not Brazil. The purchase price would be equal to the Company's pro rata share of Televisa's aggregate contributions to the Latin America JVs providing such service, less all distributions by such Latin America JVs to Televisa, plus interest. The Company has no agreements relating to ownership in the Latin America JV that will provide DTH service in Brazil. Upon the execution of binding agreements incorporating the verbal agreements in principle and relating to the Spain Joint Venture, the Original MOU would be terminated.

         Globo, Televisa and News Corp. plan to enter into one or more definitive agreements to implement the terms agreed in and contemplated by the 1996 Letter Agreement. The Company's acquisition of an option to acquire equity interests in certain of the Latin America JVs is subject to the execution by such parties of such definitive agreements and to the Company's execution of a definitive agreement with Televisa. No assurance can be given that such definitive agreements will be consummated, or that the Latin America JVs will be successful.

         The 1996 Letter Agreement has a minimum value of $1.3 billion, which represents the minimum total backlog of payments expected to be made over the life of the contracts entered into in connection with the 1996 Letter Agreement. For most of the transponders, the amounts to be paid reflect service fees that are equal to the Company's best estimate of the cost to design, construct, launch, insure and operate the satellites and for the balance of the transponders, the amounts to be paid reflect service fees that are based on a fixed price. On the cost-based transponders, the Company also could receive revenue sharing from the Latin America JVs and the Spain Joint Venture.


     DTH Services in Spain

         The Company and Televisa have announced their intention to provide DTH services through the Spain Joint Venture with the capacity to broadcast approximately 24 to 80 digital channels to subscribers in Spain using small 24-36 inch (60-90 cm) antennas. It is anticipated that the Company would ultimately acquire up to 49% (subject to pro rata dilution with Televisa upon admission of additional investors, if any) of the Spain Joint Venture for a price equal to the pro rata aggregate amount of Televisa's contributions to the Spain Joint Venture, less all distributions by the Spain Joint Venture to Televisa, plus interest. It is further anticipated that the service fee per transponder to be paid to the Company by the Spain Joint Venture would be approximately equivalent to its cost per transponder to the Company of designing, launching, operating and insuring each satellite for transponders used by the Spain Joint Venture, plus a percentage of gross subscriber revenue above a certain minimum threshold collected by the Spain Joint Venture.

         The formation of the Spain Joint Venture and the Company's acquisition of an interest therein are subject to the negotiation and execution of definitive agreements by Televisa and the Company. No assurance can be given that such definitive agreements will be consummated, or that, if consummated, the Spain Joint Venture will be successful. See "--Cautionary Statement For Purposes of The "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995 - DTH Business" below.

Coverage Areas

         PAS-1 and PAS-3 provide coverage of the Atlantic Ocean Region, and PAS-2 provides, and PAS-8 will provide, coverage of the Pacific Ocean Region. PAS-5 and PAS-6 will provide additional coverage of the Atlantic Ocean Region and PAS-4 provides, and PAS-7 will provide, coverage of the Indian Ocean Region. The Company is the first private company to provide global satellite services. Accordingly, customers are able to contract solely with the Company for all of their global satellite needs.

         PAS-5 and PAS-6 are under construction. The design of PAS-6 is complete and the design of PAS-5 is near completion. The coverage areas of PAS-7 and PAS-8 are in the design stage and therefore are subject to change. The coverage areas of a satellite are determined by the shape of the satellite beams and are not alterable after launch. However, certain of the transponders on PAS-2, PAS-3, PAS-4, PAS-5 and PAS-6 can be transferred from one beam to another if market conditions warrant.

                                      PAS-1

         PAS-1 provides four separate C-band coverage beams for all or parts of Latin America and two Ku-band beams, one for the United States and one for Europe.

         One PAS-1 C-band beam provides nearly complete coverage of Latin America and reaches the southern United States. Until March 1993, when the Company began to use CDV technology, all of the long-term capacity on this beam was sold out. See "Services--Broadcasting" above. As of December 31, 1995, full-time broadcasters and programmers who use this beam include CNN(R), ESPN(R), MTV(R) and Televisa(R).

         The three other PAS-1 C-band beams focus coverage on different parts of Latin America. As of December 31, 1995, programmers using these beams on a full-time basis included Cinecanal, Discovery(TM), HBO Ole(R), Televisa(R), Television Nacional de Chile, channels 2, 4, 5 and 13 (Peru), Sony(R), Telefe (Argentina) and USA Network. These C-band beams are also used for business communications services by Citicorp(R), Reuters(R), Credit Suisse(R), Pacific National Bank and others. Carriers that use PAS-1 include Telegan, S.A. of Colombia and Impsat(TM) of Argentina. The PAS-1 Ku-band beams are used for broadcasting and business communication services between the United States and Europe. Customers for this service include BBC(R), CBS News and NHK(TM).

         Upon the commencement of PAS-3 services on February 19, 1996, the Company started implementing a plan to migrate some broadcast customers from PAS-1 to PAS-3, thereby providing additional PAS-1 capacity for business communications services.

                                      PAS-2

         The PAS-2 satellite contains two C-band beams. These beams enable broadcasters to distribute programming throughout Asia, Australia and New Zealand. One of these beams also reaches across the Pacific Ocean to the western coasts of Canada and the United States. Prior to the launch of PAS-2, United States programmers had to use one satellite to cross the Pacific Ocean and another to distribute programming within Asia. North American broadcasters can now distribute programming directly via PAS-2 from the United States to Asia, and Asian broadcasters can distribute their programming throughout Asia to North America. For instance, ESPN(R) and Viacom(R) are using PAS-2 for U.S.-to-Asia program distribution, while ABS-CBN(R) (Philippines) is using PAS-2 for intra-Asian distribution and access to the U.S. cable market. The ability to distribute programming directly from the United States was an important factor in establishing PAS-1 as the leading satellite for television programming distribution in Latin America.

         Three Ku-band beams on PAS-2 provide high-powered coverage that is focused on Korea, Japan, China, including Hong Kong and Taiwan, Australia and New Zealand. For instance, Television Broadcasting International(TM) is using PAS-2 Ku-band capacity for high-power program distribution services throughout Taiwan.

                                      PAS-3

         The Company's strategy is to establish PAS-3 as a leading satellite for television programming distribution in Latin America. Certain broadcasting customers on PAS-1 will move to PAS-3, and the resulting available capacity on PAS-1 will be used primarily for broadcasting and business communications services in Latin America. PAS-3's two C-band beams will provide nearly total coverage of North America, South America, Western Europe and Africa. This coverage will create new options for broadcast distribution among these four continents.

         As of the commencement of PAS-3 services on February 19, 1996, PAS-3 customers for Pan-American C-band broadcast services included Artear (Argentina), Canal 4, 9 and 13 (Paraguay), Caracol, China Central Television, Cinemax, Country Music Television(TM), Discovery(TM), ESPN(R), 20th Century Fox(R), HBO Ole(R), Liberty(TM), NBC(R), SiTV(TM), Televisa(R), TVN(R), TV-5 and Universidad Catolica. In addition, PAS-3 will serve as an initial platform for the introduction of Latin America DTH services offered by the Latin America JVs. It is also anticipated that PAS-3 will serve as the platform for Spain DTH services offered by the Spain Joint Venture.

                                      PAS-4

         The PAS-4 satellite provides extensive coverage of the Indian Ocean Region with three C-band and five Ku-band beams. The three C-band and five Ku-band beams provide coverage of most of Europe, Africa, India and Asia, the Middle East and Australia. The Ku-band transponders offer communications services to key regions of economic activity including southern Africa, Far East Asia, Europe, India and the Middle East. Due to the satellite's strategic orbital location and the satellite's design, the Company's customers are able to access the satellite from as far east as Tokyo and as far west as Great Britain.

         PAS-4 links together key regions of the world for broadcast distribution, business communications and telephony services. For instance, broadcasters in Europe using PAS-4 are able to reach the Far East and Australia directly over one satellite.

         Broadcast customers that use C-band capacity on PAS-4 for program distribution in south Asia include Asia Business News, the BBC, China Central Television(TM), Discovery(TM), Doordarshan, Disney(R), HBO(R), Liberty(TM), Sony(R), Turner Broadcasting(TM) and Viacom(R). Customers that will use C-band capacity for pan-African program distribution include M-Net/MultiChoice(R) and Viacom(R). In addition, M-Net/MultiChoice(R), SABC/Sentech(R) and Viacom(R) use PAS-4 Ku-band capacity to provide DTH services in South Africa.

                                      PAS-5

         PAS-5 will be a high-powered satellite and is currently designed with 24 Ku-band and 24 C-band transponders. The Company expects that the satellite's Ku-band transponders will be used, in part, to carry 96 to 120 digital program channels for digital DTH service in certain areas of the southern United States, Mexico, the Caribbean and Central America, and that the C-band transponders will be designed to provide coverage for broadcast distribution and other services in North America, South America and Europe. It is anticipated that PAS-5 will serve as the main platform for the Latin America DTH services offered by the Latin America JVs.

                                      PAS-6

         The Company has designed PAS-6 to provide DTH services in Latin America. The Company expects PAS-6 will carry 36 Ku-band transponders which will be able to transmit 288 to 360 digital program channels over all of Latin America. Subject to FCC approval, the Company plans to co-locate PAS-6 with PAS-3. It is anticipated that PAS-6 will also serve as a platform for the Latin American JVs.

                                      PAS-7

         PAS-7 will be a high-powered satellite providing service over the Indian Ocean Region. The PAS-7 satellite is expected to contain 14 C-band and 30 Ku-band transponders. The Company's strategy with PAS-7 is to expand upon the broadcast and business communications services that are offered on PAS-4. PAS-7 is in the design stages and subject to change.

                                      PAS-8

         PAS-8 will be a high-powered satellite providing service over the Pacific Ocean Region. The PAS-8 satellite is expected to contain 24 C-band and 24 Ku-band transponders. The Company's strategy with PAS-8 is to expand upon the broadcast and business communications services that are offered on PAS-2. PAS-8 is in the design stages and subject to change.


The Satellites

         The PAS Global System will consist of eight satellites which are or will be located as follows:

             Ocean        Location                               Expected
Satellite    Region       (Orbital Slot)                         Launch Date

PAS-1        Atlantic     45(Degree) West Longitude              Operational(1)
PAS-2        Pacific      191(Degree) West Longitude             Operational(2)
PAS-3        Atlantic     43(Degree) West Longitude              Operational(3)
PAS-4        Indian       68.5(Degree) East Longitude            Operational(4)
PAS-5        Atlantic     58(Degree) West Longitude(5)           1997
PAS-6        Atlantic     43(Degree) West Longitude(5)(6)        1996
PAS-7        Indian       68.5(Degree) East Longitude(7)         1997
PAS-8        Pacific      194(Degree) West Longitude(7)          1998

------------------------
(1) PAS-1 was launched in June 1988 and commenced commercial service in November 1988.

(2) PAS-2 was launched in July 1994 and commenced commercial service in August 1994.

(3) PAS-3 was launched on January 12, 1995 and commenced commercial service on February 19, 1996.

(4) PAS-4 was launched August 3, 1995 and commenced commercial service on September 5, 1995.

(5)     The applications for PAS-5 and PAS-6 are pending with the FCC.

(6)     The Company has requested FCC approval to co-locate PAS-6 with PAS-3.

(7) The Company plans to co-locate PAS-7 with PAS-4. The Company tentatively plans to locate PAS-8 at 194(degree) West Longitude and has an application for that orbital slot pending with the FCC. The Company has received conditional regulatory approval for the orbital slot of 72(Degree) East Longitude for PAS-7 from the FCC, which approval is subject to a full financial showing and demonstration of consultation with Intelsat. The Company has requested approval to co-locate PAS-7 with PAS-4.


         PAS-1 is a GE Series 3000 satellite with 12 36-MHz and six 72-MHz transponders at C-band and six 72-MHz transponders at Ku-band. The satellite offers coverage of the Americas and Europe. PAS-1 was launched in June 1988 and has an expected in-orbit life of 13.25 years from the date of launch. PAS-1 has not experienced any anomalies that have affected or which are expected to affect the satellite's continued operation through its projected end-of-life. In late 1989, PAS-1 experienced a loss of approximately one-half of the power on one transponder. A spare amplifier was switched over to the transponder which effectively restored the lost power. No problems occurred during the switchover, and this transponder currently meets all performance specifications. In November 1992, PAS-1 experienced a loss of approximately one-half the power on another transponder in the same transponder bank. A spare amplifier was not available because the spare amplifier assigned to the transponder bank had already been switched to the transponder which experienced power loss in late 1989. However, the transponder which experienced the power loss in November 1992 continues to meet the performance requirements under the Company's contracts with the two customers which are using this transponder, and the Company has given these customers a nominal one-time credit related to this loss of power. See "Insurance" below.

         PAS-2 and PAS-3 are Hughes HS-601 satellites each with 12 54-MHz and four 64-MHz transponders at C-band and 12 54-MHz and four 64-MHz transponders at Ku-band. PAS-2 offers coverage of Asia and western North America. PAS-3 offers coverage of the Americas, Europe and Africa. PAS-2 was launched in July 1994 and has an expected in-orbit life of 15 years from the date of launch. PAS-2 has not experienced any anomalies that have affected or which are expected to affect the satellite's continued operation through its projected end-of-life. In February 1995, the satellite experienced a brief outage on one transponder amplifier and a spare amplifier was switched over. An additional amplifier experienced a loss of gain in January 1996 and a spare amplifier was switched over. No problems occurred during these switchovers, and these transponders currently meet all performance specifications. PAS-3 was successfully launched on January 12, 1996, and commenced service on February 19, 1996. PAS-3 has an in-orbit expected life of 14 to 15 years from the date of launch. During in-orbit testing, a Ku-band amplifier on PAS-3 was determined to be defective and a spare amplifier was switched over.

         PAS-4 is a Hughes HS-601 satellite with 12 54-MHz and four 64-MHz transponders at C-band and 16 27-MHz and eight 54-MHz transponders at Ku-band. PAS-4 offers coverage of Europe, Africa, India and Asia, the Middle East, and Australia. PAS-4 was successfully launched on August 3, 1995 and commenced service on September 5, 1995. PAS-5 is also a Hughes HS-601 satellite designed to meet the Company's operational requirements. PAS-6 is being constructed by Space Systems/Loral, Inc. ("SS/Loral").

         The design of PAS-5 is near completion. PAS-5 is expected to carry 24 36-MHz transponders at Ku-band and 24 36-MHz transponders at C-band. The Company expects that the satellite will be able to carry 96 to 120 digital program channels over Ku-band transponders for reception within the satellite's coverage area by households equipped with 24-36 inch (60-90 cm) antennas. The satellite also can be used for other broadcast and business communications services employing small, low-cost antennas on the ground. The design of PAS-6 is complete. PAS-6 is expected to carry 36 36-MHz transponders at Ku-band that will be able to carry 288 to 360 digital program channels. The Company has selected SS/Loral to build PAS-7 and PAS-8. PAS-7 is expected to contain 14 36-MHz C-band and 30 36-MHz Ku-band transponders. PAS-8 is expected to contain 24 36-MHz C-band and 24 36-MHz Ku-band transponders. PAS-7 and PAS-8 are in the design stages and subject to change.

         When launched, each of the Company's new satellites will have at least five times (twelve times in the case of PAS-6) the transmission power of PAS-1. This added power will allow the Company and its customers to reduce their ground segment costs significantly by allowing the use of smaller earth stations.

         The new satellites will offer a high powered, multi-beam design. The provision of both C-band and Ku-band capacity on each satellite, except for PAS-6, will give the Company flexibility to meet its customers' needs for domestic, regional and international communications services. These satellites also have extensive cross-strapping capabilities, which permit signals to be uplinked at Ku-band and downlinked at C-band or vice versa.

         The C-band frequency is widely used for the distribution of television programming. C-band is optimal for areas with relatively low levels of microwave interference or relatively high levels of rainfall and in markets which have a tolerance for a range of earth station sizes. C-band is currently widely used in South America, Asia, Africa and the United States.

         The Ku-band frequency is widely used for DTH television broadcasting, satellite news gathering applications and on-site business communications networks that require the use of very small antennas. Ku-band is optimal for areas with high levels of terrestrial microwave interference and where small earth stations are required due to zoning or other physical considerations or market needs. Ku-band is utilized throughout Europe, Australia and Japan and, increasingly, in North America.

     The Hughes PAS-5 Contract

         The Company contracted with Hughes Aircraft Company ("Hughes") for the construction and delivery of PAS-5 (the "Hughes PAS-5 Contract"). The Hughes PAS-5 Contract calls for the delivery of PAS-5 in the spring of 1997. Payments representing approximately 80% of the total cost of the satellite will be made during the period of the satellite's construction and upon completion of the satellite's in-orbit testing, with the remainder of such costs to be paid in the form of incentive payments made over the 15-year period following launch based upon the satellite's orbital performance. The Company has the option of prepaying the incentive obligations at any time. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. The Hughes PAS-5 Contract provides for a limited pre-launch warranty by Hughes which requires Hughes to correct or replace any non-conforming goods with conforming goods, if such correction or replacement can be reasonably accomplished as determined by Hughes. There are limited liquidated damages of up to $1.0 million payable by Hughes in the event of a late delivery which is the fault of Hughes. If the delivery is delayed due to the fault of the Company, the Company will be obligated to pay to Hughes its reasonable costs incurred as a result of the delay plus a 15% profit component.

     The SS/Loral Satellite Contracts

         The Company has contracted with SS/Loral for the construction and delivery of PAS-6, PAS-7 and PAS-8, and for the option to purchase up to two additional satellites and up to four spare satellites (the "SS/Loral Satellite Contract"). The SS/Loral Satellite Contract calls for the delivery of PAS-6, PAS-7 and PAS-8 no later than November 10, 1996, August 4, 1997 and February 21, 1998, respectively. There are limited liquidated damages of up to $2.1 million per satellite payable by SS/Loral in the event of a late delivery which is the fault of SS/Loral. Payments representing approximately 80% of the total cost of the satellite will be made during the period of the satellite's construction and upon completion of the satellite's in-orbital testing with the remainder of such costs will be paid in the form of incentive payments based on orbital performance which will be made over the 15-year period following launch. The Company has the option of prepaying the incentive obligations at any time. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. The SS/Loral Satellite Contract provides for a pre-launch warranty by SS/Loral which requires that the satellite be free from defects and perform in accordance with technical specifications.

         The Company has a memorandum of understanding with SS/Loral for the construction and delivery of PAS-7 and PAS-8, with options to purchase additional satellites and/or replacement satellites for PAS-6, PAS-7 or PAS-8. The memorandum of understanding contemplates delivery of PAS-7 and PAS-8 in 1997. As of March 20, 1996, the Company was in final negotiations with SS/Loral of a definitive contract. SS/Loral has procured certain components that would be used for construction of PAS-7 and PAS-8.

The Launch Arrangements

     Launch Services for PAS-5, PAS-6, PAS-7, PAS-8 and Future Satellites

         The Company expects to launch PAS-5 and PAS-8 on a Proton launcher and PAS-6 and PAS-7 on an Ariane V launch vehicle. The Ariane V is Arianespace's latest-generation launch vehicle and is capable of carrying heavier payloads. The Ariane V is scheduled to conduct its first launch in May 1996. Ariane has had a successful launch rate of approximately 93% since it began operations in May 1984 and an approximately 95% success rate with the Ariane IV launch vehicle.

         The Company has entered into a contract (the "Arianespace Launch Contract") with Arianespace S.A. ("Arianespace") for the launch of PAS-6, which is expected to be launched from Arianespace's launch base in French Guiana. Under the contract, the Company may, in the event of a launch failure, require Arianespace to launch a replacement satellite within 12-14 months at a fixed price subject to inflation adjustment. In December 1995, the Company signed a multi-launch service contract with Arianespace for one firm launch, which the Company currently plans to use for PAS-7, and rights for additional launches.

         PanAmSat has entered into an agreement (the "LKE Launch Contract") with Lockheed-Khrunichev-Energia International, Inc. (now known as International Launch Services) ("LKE") which provides for launch services on the Proton launch vehicle. The Proton, which is built in Russia and launched in Khazakhstan, has a reliability rate of 96% over the last 50 launches and an overall reliability of approximately 94%. If the Proton is unavailable due to technical, regulatory, or other factors, LKE would provide launch services for at least one launch using an alternative launch vehicle. See "Business Considerations"--Risks Pertaining to Russian Launch Provider." The LKE Launch Contract provides for the launch of three of the Company's satellites and gives the Company an option for additional launches. It is anticipated that two of these launches will be used for PAS-5 and PAS-8.

         The launch contracts provide that the Company may terminate such contracts at its option, and the contracts include termination liability schedules that increase in magnitude as the timing of any such termination approaches the date of launch. The maximum liability, calculated in accordance with such schedules, for launch services that have been ordered in connection with any individual launch (including postponement fees) is approximately $45.0 million. Payments made by the Company prior to the Company's election to terminate any such launch contract are offset against any such liability owed. The launch contracts also contain rights for replacement launches in the event of launch failures within specified periods following request for relaunch.

     Control of Satellites After Launch

         Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. PAS-1 is controlled under a long-term TT&C agreement by GE Capital Spacenet Services, Inc. from the Company's earth station facility located in Ellenwood, Georgia. The Company has agreements with Hughes and Hughes Communications whereby Hughes Communications will provide TT&C services for PAS-2, PAS-3 and PAS-5 from Hughes Communications' facilities, which will employ, in some cases, earth station facilities to be supplied by the Company. Hughes Communications presently provides TT&C services for twelve satellites in orbit. The Company has an agreement with Optus Networks Pty Limited ("Optus"), a leading supplier, for the provision of TT&C for PAS-4. Optus is a recognized provider of such services with experience in maintaining Hughes' satellites in orbit at locations that are outside of the look angle of Hughes' U.S. facilities. The Company and SS/Loral have an agreement pursuant to which SS/Loral would provide TT&C service for PAS-6, PAS-7 and PAS-8.

Insurance

         Under the satellite construction contracts, the contractor generally bears the risk of loss of a satellite during the construction phase up to the delivery, at which time title and risk of loss pass to the Company (at which time the launch insurance will become operative).

         In January 1996, the Company obtained launch insurance for the construction, launch and insurance costs for future satellites at contracted premium rate of 16.0% for PAS-5, PAS-6, PAS-7 and PAS-8. The contracted premium rate for PAS-3 launch insurance was 18.4% (or $39.3 million) of the $214.0 million launch insurance coverage for PAS-3. The Certificate of Designation (the "Certificate of Designation") for the Company's 12-3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock (the "Preferred Stock") contains, and the Indenture (the "Exchange Indenture") relating to the Company's 12-3/4% Senior Subordinated Notes due 2005 (the "Exchange Debentures") would contain, covenants requiring the Company to obtain launch insurance for PAS-5 and PAS-6 sufficient to cover the estimated cost of construction, launch and launch insurance for a replacement satellite in the event of a total launch failure up to a maximum of $255.0 million. Coverage under the Company's launch insurance will include claims arising from occurrences up to 180 days after the launch. As a general matter, however, the Company anticipates that the insurance coverage will include not only catastrophic loss of a satellite during launch but also the failure of a satellite to obtain proper orbit or to perform in accordance with specifications once in orbit. If 50% or more of a satellite's capability is lost, then a constructive total loss is deemed to have occurred, and the full amount of insurance would become due and payable. If the satellite is able to achieve more than 50% but less than 85% of its performance specifications, the Company will be entitled to a portion of the amount of the insurance after taking into account a deductible equivalent to no more than 15% of the satellite's capability. Losses are measured in transponder years with Ku-band transponders weighted as 1.25 times the value of C-band transponders.

         The insurance policies include standard commercial launch insurance provisions and customary exclusions including (i) military or similar actions,
(ii) laser, directed-energy or nuclear anti-satellite devices, (iii) insurrection and similar acts or governmental action to prevent such acts, (iv) governmental confiscation, (v) nuclear reaction or radiation contamination, (vi) willful or intentional acts of the Company or its contractors, (vii) loss of market, loss of revenue, extra expenses, incidental and consequential damages and (viii) third-party claims against the Company.

         Once properly deployed and operational, the risk of premature failure of a satellite historically has been less than 1%. In-orbit insurance is typically purchased after a satellite has been satisfactorily tested in-orbit, and coverage would commence upon expiration of the launch insurance. The covenants under the Indenture dated as of August 5, 1993 (the "Senior Secured
Note Indenture"), among PanAmSat, PanAmSat Capital Corporation ("PanAmSat Capital") and First Trust National Association, as trustee, pursuant to which the Company's 9 3/4% Senior Secured Notes due 2000 (the "Senior Secured Notes") were issued, and the Indenture dated as of August 5, 1993 (the "Discount Note Indenture," and together with the Senior Secured Note Indenture, the "1993 Indentures"), among PanAmSat, PanAmSat Capital and United States Trust Company of New York, as trustee, pursuant to which the Company's 113/8% Senior Subordinated Discount Notes due 2003 (the "Discount Notes", and together with the Senior Secured Notes, the "1993 Notes") require the Company to maintain in-orbit insurance for PAS-1, PAS-2, PAS-3 and PAS-4 in specified amounts. The Certificate of Designation requires, and the Exchange Indenture would require, the Company to maintain in-orbit insurance for PAS-1, PAS-2, PAS-3, PAS-4, PAS-5 and PAS-6. As of December 31, 1995, the Company carried approximately $60.0 million of in-orbit insurance for PAS-1, $203.9 million of in-orbit insurance for PAS-2 (which amount decreases on a straight-line basis over the estimated useful life of the satellite) and $227.2 million of in-orbit insurance for PAS-4 (which amounts will decrease, commencing 180 days after the launch, on a straight-line basis over the estimated useful life of the satellite). The Company is presently exploring its insurance options with respect to in-orbit coverage of each of PAS-3 (which is required as of August 1996), PAS-5, and PAS-6 and intends to obtain in-orbit insurance initially for approximately 96% of the construction, launch, and insurance costs of each satellite, as well as for PAS-7 and PAS-8. The Company renewed its in-orbit insurance on PAS-1 in 1995 at an increased contracted annual premium rate of 3.75% of the coverage provided thereby. This increase is attributable to certain anomalies which appeared in 1995, in the performance of one of the command receivers on PAS-1. The Company has put in place certain operational procedures which are designed to prevent the recurrence of these anomalies. The contracted annual premium rate for PAS-2 and PAS-4 in-orbit insurance is 2.15% of the coverage provided thereby.

         Coverage under the Company's in-orbit insurance will include claims arising from occurrences subsequent to 180 days after the launch. The insurance coverage includes the failure of a satellite to continue to perform in accordance with specifications. If 50% or more of a satellite's remaining capability is lost, then a constructive total loss is deemed to have occurred, and the full amount of insurance would become due and payable. If the satellite is able to maintain more than 50% but less than 90% of its performance specifications, the Company will be entitled to a portion of the amount of the insurance after taking into account a deductible equivalent to no more than 10% of the satellite's capability.

Sales and Marketing

         The Company's sales and marketing department is divided into two groups, one of which serves the broadcasting market and the other of which serves the business communications and long-distance telephony markets. The senior executive officers of the Company have been directly involved in marketing to key broadcasting and business communications customers.

         The Company has sales and marketing offices in Coral Gables, Florida, Sydney, Australia, London, England and Tokyo, Japan.

Competition

         The Company competes with companies and organizations which own or utilize satellite or terrestrial transmission facilities. Many of such entities have greater financial resources than the Company.

     Other Satellite Operators

         The Company's largest competitor in the international satellite communications industry is Intelsat. Intelsat's mandate, established by international treaty, is to provide international satellite capacity on a non-discriminatory basis to countries around the world. Since its formation in 1964, Intelsat's primary business has been the provision of satellite capacity for long-distance telephony circuits. Historically, Intelsat has made available only a small fraction of its transponders on each of its satellites for broadcasting services. Comsat is the U.S. signatory of Intelsat and is the exclusive wholesale marketer of Intelsat satellite capacity in the United States.

         Intelsat's satellites have historically been general purpose, lower-powered satellites designed to serve large areas with public telephone service transmitted between large and expensive gateway earth stations. The technical features of Intelsat's satellites have not been well suited for services such as programming distribution and business communications networks, which involve large numbers of small earth stations. Intelsat's marketing flexibility is limited because it generally provides capacity directly to its signatories who then market such capacity to their customers. This marketing structure has hindered Intelsat from marketing directly to customers and has greatly increased the administrative procedures and costs involved in obtaining satellite services from Intelsat.

         In recent years, Intelsat has responded to international and regional competition from private satellite systems by purchasing higher power satellites and offering some focused regional coverage and is considering arrangements which are designed to permit broader marketing of its services. In February 1996, Comsat and the U.S. government agreed to a joint proposal on Intelsat restructuring that would divide Intelsat into two separate entities through the creation of a new Intelsat affiliate company. According to a Comsat press release, Comsat intends to request adoption of the proposal at the next meeting of Intelsat's 138 member governments in 1997. As of March 1996, the United States was the only member government to endorse the proposal. According to a March 1996 press report, Intelsat's board of governors is reviewing three restructuring proposals. There can be no assurance that Intelsat will not become an effective competitor of the Company for broadcasting and business communications services. "--Latin American DTH" below.

         For regional television distribution outside of the United States, broadcasters use Arabsat (Middle East), Eutelsat (Europe), Astra (Europe), AsiaSat and APStar (Asia), Columbia Communications Corp., Orion Network Systems, Inc. ("Orion") and Palapa (Southeast Asia) and, to a lesser extent, Intelsat. While these entities are active in regions in which the Company plans to provide facilities and services, only Intelsat is a global system. Countries that have domestic satellite systems include Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, Russia, South Korea, Spain, Thailand, Turkey and the United States. Argentina, Brazil, Malaysia, Mexico and Thailand also provide regional services on their domestic satellites.

         For example, AsiaSat, a private regional satellite operator based in Hong Kong, has granted an exclusive right for international program distribution on its current AsiaSat-1 satellite to one broadcaster, StarTV. StarTV requires broadcasters to distribute their programming under the StarTV name and also requires broadcasters to share a portion of their revenues with StarTV. AsiaSat-1 also offers satellite capacity for business communications and voice services. In 1995, AsiaSat launched the AsiaSat-2 satellite on a Chinese rocket and published reports indicate that AsiaSat has entered into a lease for satellite capacity with StarTV which was also granted an exclusive right for international programming distribution on AsiaSat-1 and AsiaSat-2.

     Proposed Satellite Systems

         Other companies have announced plans to operate regional or transoceanic satellite systems. The international satellite communications industry, however, imposes significant barriers to entry. The construction and launch of a satellite comparable to the Company's new satellites usually takes approximately three or more years and costs approximately $200.0 million to $250.0 million. In addition, there are a limited number of orbital slots. The operation of an international satellite communications system also requires approvals from national telecommunications authorities and Intelsat and, in certain cases, from regional satellite authorities, such as Eutelsat. See "Government Regulation" below. While the trend around the world is to liberalize these regulatory requirements, at present obtaining the necessary licenses involves significant time, expense and expertise.

         Orion has announced plans to construct and launch an additional satellite in late 1997 in the Atlantic Ocean Region and a satellite in 1998 in the Asia-Pacific region.

         Two Japanese domestic satellite operators plan to provide regional service throughout the Pacific Ocean Region. The first of three satellites was launched in August 1995. In January 1996, GE Capital Satellites International Inc. announced that the government of Gibraltar had filed applications on its behalf with the ITU for 12 orbital slots in which to operate satellites serving Africa, Asia and the Pacific Rim.

         Countries planning to launch domestic satellites include Egypt, Laos and the Philippines.

     Service Providers

         U.S.-based service providers which offer business communications services in competition with the Company through satellite capacity provided by the signatories of Intelsat include AT&T, MCI and Sprint. These carriers do not, however, compete in the broadcasting market. In addition, MCI and Sprint are users of the Company's satellites when they seek to use satellites for part or all of the network services they offer their customers. Certain service providers, such as Keystone Communications, utilize leased satellite capacity to provide limited services to broadcasters, primarily for ad hoc applications.

     Optical Fiber Cables

         Optical fiber cables generally do not compete with the Company's services. The primary use of optical fiber cables is to carry high-volume telephony communications on a point-to-point basis--a market the Company does not intend to enter. Based on current trends, it is expected that in the future, transcontinental optical fiber cables will carry video traffic; however, this service will be largely for point-to-point traffic (e.g., New York to London). Optical fiber cables are not readily usable for point-to-multipoint broadcast applications or for the transmission of ad hoc events which require short-term satellite capacity and transportable uplink earth stations. These areas are expected to constitute the largest segments of the Company's broadcasting services.

     Latin American DTH

         DTH services currently are not available throughout Latin America. Limited DTH service in Brazil is provided over C-band transponders on the Brazilsat domestic satellites. This service requires the use of larger, more expensive antennas and offers 12 to 24 channels of programming. DTH services also are being planned on domestic satellites in Argentina and Mexico.

         In December 1995, Hughes Communications Inc. launched the Galaxy 3R satellite, which will be used in part to provide DTH services in Latin America. According to published reports, the DTH service on Galaxy 3R will start in the spring of 1996. Additionally, on July 15, 1994, Hughes Communications Galaxy, Inc. filed an application with the FCC requesting authority to construct, launch and operate Galaxy VIII(I), a separate international fixed communications satellite to be located at 95(Degree) West Longitude. The satellite is intended to be used primarily for video distribution between and among the United States and Mexico, the Caribbean, Central America and South America. According to this published report, Galaxy VIII(I) would be launched in 1996-1998. On March 5, 1995, Hughes Communications, Inc., announced a partnership with three Latin American media companies to provide DTH television and radio services in Mexico, Central and South America and the Caribbean.

         Intelsat currently operates satellites that are capable of providing DTH services in Latin America. Intelsat is considering the purchase and launch of a dedicated DTH satellite to serve Latin America. In October 1994, Intelsat's assembly of parties decided on a classification of its proposed DTH services that will make it easier for Intelsat to provide DTH services. It is unclear, however, whether Intelsat will take action on a DTH satellite procurement in the near future.

     U.S. Domestic Satellites

         The FCC traditionally has not permitted U.S. domestic satellites to provide international service except in limited circumstances. However, on January 22, 1996, the FCC released a decision permitting all U.S. geostationary satellites to provide both domestic and international services without regard to whether the satellites initially had been licensed as domestic satellites or separate systems satellites. The FCC's decision also authorized direct broadcast satellite systems licensed by the FCC to provide international service.

Government Regulation

         The international communications environment is highly regulated. As an operator of a privately owned international satellite system, the Company is subject to the regulatory authority of the U.S. government (primarily the FCC) and the national communications authorities of the countries in which it operates. In addition, the Company is subject to the Intelsat and Eutelsat consultation process as described below which can result in the imposition of operational restrictions on the Company. While the Company has all necessary licenses and governmental approvals for the construction, launch and operation of PAS-1, PAS-2, PAS-3 and PAS-4, there can be no assurance that the Company will succeed in obtaining all requisite regulatory approvals for PAS-5, PAS-6, PAS-7 and PAS-8 and for the orbital slots planned for these satellites without the imposition of operational restrictions on the Company.

     United States Regulation

         The FCC is the governmental body with primary authority in the United States over all satellite carriers.

     1.  Licensing Terms

         Unlike carriers like AT&T, which are subject to extensive regulation as common carriers, the Company is not regulated as a common carrier. As a non-common carrier the Company is free to set prices and serve customers according to its business judgment, without rate of return or price cap regulation or requirements not to discriminate among customers, and with minimal governmental scrutiny of its business decisions. The Company is subject to the FCC's review primarily for (i) the licensing of individual satellites and earth stations (e.g., meeting minimum financial, legal, and technical standards); (ii) avoidance of interference with other radio stations; and (iii) compliance with rules the FCC has established specifically for U.S. international satellite companies.

         The Company's original license from the FCC prohibited it from carrying any traffic to or from the United States that interconnected with a public telephone network. This restriction was designed to protect Intelsat's public switched telephone services business from competition and broadly precluded any separate international satellite company, such as the Company, from any connection, direct or indirect, into the public switched telephone network ("PSTN") on either side of a circuit that enters or leaves the United States. Thus, a customer could not terminate a private line carried by the Company into a switchboard that would switch the call into the PSTN, either in the United States or at the other end of the circuit. (The restriction did not apply to switched services that neither entered nor left the United States.)

         In subsequent decisions, the FCC authorized the Company to provide a wide range of services involving the PSTN. In response to a petition filed by the Company with the FCC, and in recognition of changed conditions, the FCC in March 1992 modified this restriction to permit carriage of 1,250 64-kbps bearer circuits of fully connected telephone traffic per satellite and stated its intention to eliminate this restriction entirely by January 1, 1997. In October 1994, Intelsat increased the threshold below which Intelsat presumes private international satellite systems do not cause economic harm to 8,000 64-kbps bearer circuits per satellite. The FCC recently brought its policies into line with this new standard, and the Company expects that the number of circuits it is allowed to connect to the public network will continue to increase progressively until January 1, 1997. The Company does not expect its public telephony traffic to grow at a rate that would be limited by the U.S. government's limitation on such traffic before the expected expiration of such limitation in 1997. In March 1994, the FCC reaffirmed the 1,250 64-kbps bearer circuit standard for public switched services and authorized the Company to provide an unlimited number of private lines that are connected to the PSTN. The interconnected private lines are subject to resale restrictions and to restrictions against using the interconnected private lines to provide public switched telephone service. The FCC's separate system policies have prevented the Company from providing U.S. domestic service, subject to certain exceptions. On January 22, 1996, however, the FCC released a decision permitting U.S. separate systems to provide U.S. domestic service. The decision also permits U.S. domestic satellites to provide international service.

         The FCC has granted PanAmSat Carrier Services, Inc. ("PCSI"), a wholly owned subsidiary of the Company, authority pursuant to Section 214 of the Communications Act of 1934, as amended (the "Communications Act"), to provide international private line and public switched services via the PAS-1 satellite on a common carrier basis. Although PCSI is a common carrier, the Company will continue to operate as a non-common carrier.

     2.  Authorization to Construct, Launch and Operate Satellites

         The Company has conditional or final authorization from the FCC for a total of five satellites. The U.S. government has filed with the ITU for, among other things, all of the Company's orbital slots for PAS-1 through PAS-8. See "--International Telecommunications Union" below.

         The Company is licensed by the FCC to operate PAS-1 in geosynchronous orbit at 45(Degree) West Longitude. The Company is required to engage in frequency coordination with other satellite operators. These include Orion Satellite Corporation, which has an FCC authorization for an international satellite in the orbital location adjacent to PAS-1. Orion has taken the position that the Company must accept interference from Orion's satellite because PAS-1 does not have "full frequency reuse," and the Company has disputed this position. The FCC has suggested that Orion's position is incorrect, but stated that it will not rule definitively on the issue unless the parties are unable to resolve their differences by frequency coordination. Orion announced in 1993 that it had canceled its contract for construction of the satellite which was intended for this orbital slot but reaffirmed its intention to build such satellite at an unspecified later date.

         The Company is licensed to operate PAS-2 in geosynchronous orbit at 191(Degree) West Longitude. PAS-2 was launched in July 1994.

         The Company is licensed to operate PAS-3 in geosynchronous orbit at 43(Degree) West Longitude. PAS-3 was launched in January 1996.

         The Company is licensed to operate PAS-4 at 68.5(Degree) East Longitude. PAS-4 was launched in August 1995.

         The Company has obtained conditional regulatory approvals from the FCC to construct, launch and operate PAS-7 and to locate it at 72(Degree) East Longitude (over the Indian Ocean Region), subject to a full financial showing and demonstration of consultation with Intelsat. The Company has requested approval to co-locate PAS-7 with PAS-4. The Company has requested a waiver that would enable its PAS-7 application to be processed under the pre-existing separate system policies, rather than under recently-adopted new FCC processing policies under which the FCC would not process the application until it had completed processing of all domestic satellite and separate system applications that were pending when the FCC adopted the new processing policies on January 19, 1996. If these policies were to apply, then after the FCC had finished processing pending applications it would issue a public notice establishing a new processing round including PAS-7 and any other applications filed in response to the public notice. Absent a waiver, therefore, processing could be substantially delayed beyond the anticipated PAS-7 launch, which is scheduled for the third quarter of 1997. No delay would occur if the Company elects to position PAS-7 at 72(degree) East Longitude.

         None of these final or conditional authorizations, as appropriate, is subject to further administrative or judicial reconsideration or review. The FCC reserves the right to require the repositioning of a satellite's orbital slot if the FCC determines that it is in the national interest that such a change be made. The FCC has rarely used this authority.

         The Company's conditional construction authorizations, by themselves, do not entitle the Company to expend funds toward the construction of its satellites. Accordingly, from time to time the Company has requested and received waivers pursuant to Section 319(d) of the Communications Act from the FCC permitting such expenditures in specified amounts.

         The Company also has pending FCC applications for the following satellites: PAS-8, to be located at 194(Degree) West Longitude (over the Pacific Ocean Region), PAS-6 at 43(Degree) West Longitude (to be co-located with PAS-3, over the Atlantic Ocean Region, in order to provide DTH television services throughout Latin America) and PAS-5 at 58(Degree) West Longitude (to supplement the capacity of PAS-1 and PAS-3). The Company may request approval to co-locate PAS-8 with PAS-2.

         Final FCC authorization for each of the Company's satellites and orbital slots is subject to demonstration that the Company has sufficient funds to construct, launch, and operate the satellite for one year and completion of the Intelsat consultation process with at least one country in addition to the United States. The FCC recently revised its financial qualification requirements for separate system applicants, requiring that such applicants make a full financial showing at the time they file. The FCC's decision gives applicants whose applications are already on file an opportunity to amend their applications to conform to the new financial requirements. Applicants that filed prior to April 25, 1995 are "grandfathered," and need not comply. Applicants that filed after that date and that specified "uncongested" portions of the orbital arc may, upon "appropriate request," defer their full financial showing pursuant to the two-step financial standard that previously was applicable to separate systems. PAS-5 and PAS-8 are grandfathered under the new rules, and the Company has requested that PAS-6 and PAS-7 be processed under the pre-existing two-step financial standard. The Company therefore believes that these new financial requirements will not materially affect its ability to obtain final authority for PAS-5, PAS-6, PAS-7 and PAS-8. There can be no assurance, however, that these new requirements will not materially affect the ability of the Company to obtain final authority for any future satellites.

         The Company also has filed applications for satellites at 79(degree) West Longitude and 93(degree) West Longitude. These applications, as well as the applications and authorizations discussed above for PAS-1 through PAS-8, all involve operations on C-band and Ku-band frequencies. In addition, the Company has filed applications for nine Ka-band satellites. Two of the nine applications were filed within the deadline for the first Ka-band "processing group" and the FCC tentatively has assigned to the Company the orbital locations it requested in the two applications. The remaining seven applications were filed after the deadline, and the FCC's International Bureau recently denied the Company's request to reopen the initial Ka-band processing round. Unless that decision is reversed on review or appeal, the seven applications might not be processed until the FCC commences a second Ka-band processing round. The FCC has an ongoing rulemaking to determine on what basis it will authorize applicants to construct, launch, and operate satellites in the Ka-band.

     3.  Intelsat Consultation

         Prior to receiving final licensing and launch authority, and prior to offering services between the United States and any overseas point, the Company has to complete a consultation with Intelsat under Article XIV of the Intelsat Agreement. This requires arranging for the U.S. government and the appropriate governmental authority in at least one overseas point to consult with Intelsat to assure that use of the new satellite will cause Intelsat neither technical harm arising from signal interference nor "significant economic harm." Thereafter, in order to provide services involving additional countries, those countries have had to associate with the prior Article XIV consultation. In September 1994, Intelsat's board of governors eliminated the association requirement. To provide domestic services in any country other than the United States, the Company need only make the technical showing. For PAS-1, the first private international satellite to go through the process, the consultation process was extremely difficult, as Intelsat initially took the view that any separate system would cause significant economic harm. Over time, however, Intelsat has modified its views. In November 1992, Intelsat adopted a resolution indicating that it will no longer scrutinize for significant economic harm any satellite services that do not connect with the public telephone network or which do not provide more than 1,250 64-kbps bearer circuits connecting to the PSTN per satellite, and that this limitation will be reduced progressively and phased out by January 1, 1997. In October 1994, Intelsat approved an increase in this limitation to 8,000 64-kbps bearer circuits per satellite. The FCC is responsible for assuring that the Company has undergone the necessary consultation and that it operates in accordance with the technical parameters forming the basis for an Article XIV consultation. If the Company changes the terms (either technical or service) of its operation in a significant way, it may need to reconsult with Intelsat.

Overseas National Telecommunications Authorities

         The Company is the first private company to provide global satellite services. Most countries where the Company operates are signatories of Intelsat. As a result, their national telecommunications authorities may require confirmation that the Company successfully completed technical coordination with Intelsat before providing services on a given satellite. Beyond this consultation, the Company may be subject to national communications and/or broadcasting laws. While these vary from country to country, national telecommunications authorities have not typically required the Company to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities. The Company believes that Argentina is the single country in which the Company currently operates that requires a license for the provision of space services to licensed carriers. The Company obtained authorization from the Argentina National Telecommunications Commission to provide services on PAS-1 and the original PAS-3. The Company has applied for authorization to provide services on PAS-3.

         National laws and regulatory practices governing access to satellite systems vary substantially among countries. Many countries have liberalized their national communications market, allowing multiple entities to seek licenses to provide voice, data or video services for their own use or for third-party use; to own and operate privately earth station equipment; and to choose a provider of satellite capacity. Many countries allow licensed radio and television broadcasters and cable television providers to own their own transmission broadcast facilities and purchase satellite capacity without restriction. In such environments, customer access to the Company's services can be a relatively simple procedure. The Company may provide services through one or many licensed carriers or to end-users of private network services directly. Such liberalization policies have been adopted in most Latin American countries and, increasingly, in Europe, Africa and Asia.

         In several countries, the Company has chosen to apply to national telecommunications authorities to obtain licenses for provision of services directly to end users. In Ecuador, France, Germany, the United Kingdom and Japan, the Company has obtained licenses covering its operations which permit the Company to provide services directly to end users. In Peru, the Company has requested from the national telecommunications authorities its own licenses to service customers directly.

         Other countries, however, have maintained strict monopoly regimes, so that end-users may be required to access the Company's services through a single, government owned entity. In such markets, the entity (often the Posts, Telephone and Telegraph authority, or the "PTT") may hold a monopoly on ownership and operation of facilities or on the provision of communications and/or broadcasting services to, from and within a country, including via satellite. In order to provide services in such environments, the Company may be required to negotiate an operating agreement with the PTT that describes the types of services offered by each party, the contractual terms for service and each party's rates. Depending on the national regulatory requirements, these operating agreements may require that the Company's services be obtained through the PTT alone at a pre-arranged markup, with all associated ground services provided by the PTT; or the operating agreement may allow customers to own and operate their own facilities but purchase the Company's services through the PTT at a rate reflecting the pre-arranged markup.

         Notwithstanding the wide variety of regulatory regimes extant in the countries where the Company currently provides service, the Company believes that the Company and its customers are in compliance in all material respects with all applicable laws and regulations governing its operations.

International Telecommunications Union

         Nations are required to register their proposed use of orbital slots with the Radio Regulations Board (formerly the International Frequency Registration Board) (the "ITU Radio Regulations Board") of the International Telecommunications Union (the "ITU") to assure that there is an orderly process for accommodating each country's needs for orbital locations. After a nation has advised the ITU Radio Regulations Board of its desire to use a given orbital location at a given frequency, other nations may give notice of their use or intended use in a manner that would conflict with the first proposal. The nations are then obligated to negotiate in an effort to coordinate the proposed uses and resolve interference concerns. The FCC takes responsibility for filing and coordinating the Company's orbital slots with the ITU Radio Regulations Board. If all disputes are resolved, the proposed users can be formally notified, which, theoretically, provides interference protection from subsequent or nonconforming uses. The ITU Radio Regulations Board has no dispute resolution or enforcement mechanisms, however, and if the nations cannot agree upon a coordination or upon resolution of an interference problem, there are not clear remedies under international law. Although PAS-1 has been operating since 1988, Brazil has not yet withdrawn certain objections which it raised to PAS-1's orbital slot, and, accordingly, the FCC has never received final notification from the ITU Radio Regulations Board that PAS-1's orbital slot has been finally registered. The Company believes that Brazil's objections will not adversely affect the Company's ability to continue to operate PAS-1.

         The government of Papua New Guinea and the government of Tonga have filed notices of intended use that potentially conflict with the registration for PAS-2 and PAS-4. The government of Tonga has filed conflicting claims for orbital slots with regard to other ITU Radio Regulations Board filings in the past, but neither the government of Tonga nor the government of Papua New Guinea (whose filing that potentially conflicts with PAS-2 dates back to the mid-1980s) has ever launched a satellite. On September 12, 1994, however, an agreement was announced between an agent of Tonga and APT Satellite to locate APStar-1 at 138(Degree) East Longitude, an orbital location that Tonga has filed for at the ITU. Moreover, Tonga has entered into a series of agreements with a start-up company, Rimsat, that provides Rimsat access to the orbital locations claimed by Tonga. Rimsat, in turn, has arranged to acquire various Russian satellites to place in such locations. The Company believes Rimsat placed two Russian-built satellites over the Pacific Ocean at 134(Degree) East Longitude and 130(Degree) East Longitude, neither of which conflicts with orbital locations reserved for the Company. Tonga and Rimsat, however, have announced similar arrangements that would place Russian satellites at 70(Degree) East Longitude, which could conflict with PAS-4's slot of 68.5(Degree) East Longitude, and at 189.25(Degree) West Longitude, which could conflict with PAS-2 at 191(Degree) West Longitude. Rimsat reportedly has defaulted on its payments to Tonga and to the vendor of its Russian satellites, and courts in Indiana and the island of Nevis, respectively, have appointed a bankruptcy trustee and a receiver to manage Rimsat's affairs. The Russian company from which Rimsat obtained its satellites reportedly has taken back control of the satellites. In addition, a Russian government satellite operates at 70(degree) East Longitude. Up to one-half of the C-band transponders on PAS-4 overlap in frequency with the Russian satellite. The Company, under the auspices of the U.S. government, has attempted to coordinate the two satellites with Russian authorities. The Russian authorities, however, have not been prepared to discuss the measures that are necessary for a successful coordination of the two satellites. They claim merely that PAS-4 interferes with the Russian satellite and request that U.S. authorities require the Company to cease the alleged interference. The U.S. government has rejected the Russian claim that the U.S. is solely responsible for the elimination of possible interference and has urged the Russian authorities to move forward quickly to complete the coordination process through mutual accommodation. In this regard, the Company believes that PAS-4 and the Russian satellite can be coordinated successfully with minimal adverse effects on PAS-4 capacity, as long as the Russian authorities make a good faith effort to coordinate. Although the Company has been able to coordinate all of its satellites to date without material difficulty, there can be no assurance that a satisfactory accommodation with Russian authorities will be achieved. Moreover, until coordination is completed successfully, the Company's ability to provide services in Russia or to Russian customers will be affected adversely.

         Papua New Guinea filed with the ITU prior to the time that the FCC filed on the Company's behalf for PAS-2. The Company believes the Papua New Guinea registration has expired but Papua New Guinea claims its registration will remain valid for several years. On June 16, 1993, the Company filed an application with the FCC to change the orbital location of PAS-2 from 192(Degree) West Longitude to 191(Degree) West Longitude, in part to gain an additional degree of separation from the location claimed by Papua New Guinea. Pacific Satellite, Inc. ("Pacstar"), a company that is owned in part by Papua New Guinea and that claims rights to Papua New Guinea's orbital location, filed a "Petition to Deny or in the Alternative to Condition Approval on Showing of No Interference" against PanAmSat's application. The FCC has denied the Pacstar petition. Pacstar's appeal to the U.S. Court of Appeals for the District of Columbia was dismissed because it was untimely.

         In addition, after the registration for PAS-4 had been filed, Intelsat filed in August 1993 with the ITU Radio Regulations Board for an orbital location that could conflict with PAS-4's then-intended slot and Intelsat subsequently announced plans to place a satellite near its end-of-life at that location. The Company reached an agreement with Intelsat pursuant to which the Company was able to occupy 68.5(Degree) East Longitude; Intelsat can locate its end-of-life satellite at 72(Degree) East Longitude for a limited period and, at the conclusion of that period, the Company may bring a satellite into service at 72(Degree) East Longitude.

         The Company's FCC applications for PAS-5 and PAS-6 include requests to use the so-called "planned band" frequencies. The ITU returned to the FCC the materials that had been submitted for registration of the Company's use of planned band frequencies for PAS-5 and PAS-6. Representatives of the Company and the FCC have discussed this matter with ITU officials. As a result, the Company is preparing additional materials for the ITU and anticipates a successful resolution of this matter. If, however, use of planned band frequencies is not possible, the Company believes it could provide service from PAS-5 and PAS-6 using traditional Ku-band frequencies. In this case, the Company would have to consult with Intelsat concerning use of those frequencies on PAS-5 or PAS-6 and there is no assurance that the Intelsat consultation would be successful. Moreover, the use of traditional Ku-band frequencies would result in a delay of the construction and launch program of the affected satellite.

         The U.S. government has filed with the ITU for nine orbital slots for Ka-band geostationary satellites, substantially all of which are sought by the Company and other U.S. applicants as well.

         All of the registrations for the Company's satellites are or will be subject to the ITU coordination process. The filings described above that conflict with the Company's registered slots may delay the receipt of final registration for PAS-2's and PAS-4's orbital locations with the ITU Radio Regulations Board.

Employees

         At December 31, 1995, the Company had 173 full-time employees. The Engineering and Operations department consists of 97 employees, all of whom, with the exception of the senior vice-president of engineering and three marketing support engineers, are based full-time at the Company's teleports in Ellenwood, Georgia, Homestead, Florida and Sylmar, California. The broadcasting, business communications and new business development departments consist of 37 people. There are 39 employees involved in providing administrative, accounting, regulatory and public relations services. Significant increases in the number of personnel are expected in connection with launching the remainder of the PAS Global System. The Company believes its relations with its employees are good.

Cautionary Statement For Purposes Of The "Safe Harbor"
Provisions Of The Private Securities Litigation Reform Act of 1995

         The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-K and the documents incorporated by reference herein, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. In addition, the following important factors should be considered in connection with any investment decision made with respect to the Company's securities.

         Risk of Satellite Loss or Reduced Performance. Satellites are subject to significant launch risks, including launch failure, destruction and damage which prevents proper commercial operation, and incorrect orbital placement. Since January 1986, approximately 12% of all commercial geosynchronous satellites experienced a launch failure, failure to achieve geosynchronous orbit from transfer orbit or failure to operate upon reaching orbit. On December 1, 1994, the Company's third satellite, the original PAS-3, was destroyed upon launch as a result of a malfunction of the Ariane IV launch vehicle. On January 12, 1996, the Company's replacement PAS-3 was launched for service over the Atlantic Ocean Region. The Company earned no revenues under its agreements with customers for service on PAS-3 during the period of the delay. No assurance can be made that the launch of any of the Company's future satellites will be successful. Launch insurance typically does not cover lost operating revenues or customers, and, depending on individual customer contracts, the delay of service caused by launch failure may result in the loss of customers that pre-booked transponder capacity. A launch failure, to the extent that insurance proceeds are inadequate to compensate for losses resulting therefrom, could have a material adverse effect on the Company and any such failure could significantly delay the ability of the Company to expand its satellite fleet.

         The Company expects to launch PAS-5 and PAS-8 on a Russian-built Proton rocket and PAS-6 and PAS-7 on an Ariane V rocket. The Ariane V rocket is currently under development with its first launch scheduled for the spring of 1996. In the event that the launch of Ariane V is delayed, the Company has contractual rights to other launches that could be used to maintain the launches of PAS-6 and PAS-7 substantially on schedule. The Company's existing launch contracts may be terminated by the Company at any time prior to launch upon the payment of a termination fee which, in any one instance, will not exceed approximately $45.0 million.

         Risk that DTH Business Will Not Be Successful. The Company anticipates that the 1996 Letter Agreement will be replaced by one or more customary full-scale transponder agreements. Until full scale transponder agreements have been entered into with respect to the DTH business, there is a risk that disputes which would be resolved by a full-scale transponder agreement could arise. Globo, Televisa and News Corp. plan to enter into one or more definitive agreements to implement the terms agreed in and contemplated by the 1996 Letter Agreement. The Company's acquisition of an option to acquire equity interests in certain of the Latin America JVs is subject to the execution by such parties of such definitive agreements. In addition, the Company's agreement to provide transponder services contemplates the execution of definitive agreements. There can be no assurance that such definitive agreements will be executed or that if such definitive agreements are executed that the terms may not vary from those currently contemplated. Further, no assurance can be given that the Latin America JVs will be successful.

         Under a verbal agreement in principle with Televisa, the Company has an option to acquire from Televisa an equity interest in certain of the Latin American JVs. This option is subject to the negotiation and execution of a written agreement with Televisa. No assurance can be given that such agreement will be executed or that if such agreement is executed that the terms will not vary from those currently contemplated.

         The formation of the Spain Joint Venture and the Company's acquisition of an interest therein are subject to the negotiation and execution of a written agreement with Televisa. No assurance can be given that such agreement will be executed or that if such agreement is executed that the terms will not vary from those currently contemplated.

         Risk of Delays or Cost Overruns. A significant delay in the delivery or launch of any of the Company's future satellites would adversely affect the Company's marketing plan for such satellite. In addition, although the Hughes PAS-5 Contract, the Arianespace Launch Contract, the LKE Launch Contract and the SS/Loral Satellite Contract are fixed-price contracts with firm schedules for construction, delivery and launch, there can be no assurance that increases in costs due to change orders or delay will not occur. If such additional costs are incurred, and if internally generated cash flow is not sufficient to fund such costs, the Company may need to obtain additional financing. There can be no assurance that such financing will be available. In addition, the 1993 Indentures and the Certificate of Designation restrict, and the Exchange Indenture would restrict, the amount of additional indebtedness which may be incurred by the Company.

         Competition and Market Demand. The international telecommunications industry is highly competitive. The Company faces competition from Intelsat and regional and domestic satellite companies and from other communications companies which offer competing services using satellites or terrestrial facilities. Some of these competitors have substantially greater resources than the Company. The Company faces competition for international services from U.S. domestic satellites, pursuant to a recent FCC decision. The Company designs its satellites on the basis of anticipated future demand for its services. As a result, the Company expects that at the time of launch of a satellite, notwithstanding its pre-launch marketing efforts, there will remain available capacity on that satellite. If the expanding supply of international telecommunications facilities, including those of the Company, exceeds the demand for such services, such overcapacity could have a negative impact on the Company's operating results.

         Regulatory Risks. The Company is subject to the regulatory authority of the U.S. government (primarily the FCC) and the national communications authorities of the countries in which it operates. The business prospects of the Company could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations, that modify the present regulatory environment. While the Company has generally been successful in obtaining the necessary licenses with respect to PAS-1, PAS-2, PAS-3 and PAS-4, there can be no assurance that the Company will succeed in obtaining all requisite regulatory approvals for the construction, launch and operation of any of the Company's future satellites and for the orbital slots planned for these satellites or, if obtained, that such licenses will not impose operational restrictions on the Company. The Company's FCC applications for PAS-5 and PAS-6 include requests to use the so-called "planned band" frequencies. The ITU returned to the FCC the materials that had been submitted for registration of the Company's use of planned band frequencies for PAS-5 and PAS-6. Representatives of the Company and the FCC have discussed this matter with ITU officials. As a result, the Company is preparing additional materials for the ITU and anticipates a successful resolution of this matter. If, however, use of planned band frequencies is not possible, the Company believes it could provide service from PAS-5 and PAS-6 using traditional Ku-band frequencies. In this case, the Company would have to consult with Intelsat concerning use of those frequencies on PAS-5 or PAS-6 and there is no assurance that the Intelsat consultation would be successful. Moreover, the use of traditional Ku-band frequencies would result in a delay of the construction and launch program of the affected satellite.

         As part of the regulatory process for orbital slot allocation, the Company is required to engage in frequency coordination with other satellite operators. Although the Company has been able to coordinate PAS-1, PAS-2 and PAS-3, there can be no assurance that satisfactory coordination will be achieved for PAS-4 or any of the Company's future satellites. In addition, a Russian government satellite operates at 70(degree) East Longitude. Up to one-half of the C-band transponders on PAS-4 overlap in frequency with the Russian satellite. The Company, under the auspices of the U.S. government, has attempted to coordinate the two satellites with Russian authorities. The Russian authorities, however, have not been prepared to discuss the measures that are necessary for a successful coordination of the two satellites. They claim merely that PAS-4 interferes with the Russian satellite and request that U.S. authorities require the Company to cease the alleged interference. The U.S. government has rejected the Russian claim that the U.S. is solely responsible for the elimination of possible interference and has urged the Russian authorities to move forward to quickly complete the coordination process through mutual accommodation. In this regard, the Company believes that PAS-4 and the Russian satellite can be coordinated successfully with minimal adverse effects on PAS-4 capacity, as long as the Russian authorities make a good faith effort to coordinate. Although the Company has been able to coordinate all of its satellites to date without material difficulty, there can be no assurance that a satisfactory accommodation with Russian authorities will be achieved. Moreover, until coordination is completed successfully, the Company's ability to provide services in Russia or to Russian customers will be affected adversely. The governments of Tonga and Papua New Guinea have filed notices of intended use which conflict with the registrations for PAS-2 and PAS-4. The Company believes that these notices are not likely to have any material impact on its ability to provide service on PAS-2 and PAS-4. The Company is also required to coordinate its satellites with Intelsat and PAS-7 with Russian authorities if PA-7 is co-located with PAS-4.

         Regulatory schemes in countries in which the Company operates, or may seek to operate, may impose impediments on the Company's operations. The Company, its customers or companies with which the Company does business must have authority for each country in which the Company provides services. Although the Company believes that it, its customers and/or such companies presently hold the requisite licenses and approvals for the countries in which the Company currently provides services, the regulatory schemes in each country are different and thus there may be instances of non-compliance of which the Company is not aware. In addition, portions of the Company's future satellites are being designed to provide service to countries in which regulatory impediments continue to exist. Although the Company believes these regulatory schemes will not prevent the Company from pursuing its business plan, there can be no assurance that any current regulatory approvals held by the Company are or will remain sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis in all jurisdictions in which the Company wishes to operate its new satellites or that restrictions applicable thereto will not be unduly burdensome.

         Risks Pertaining to Russian Launch Provider. The Company plans to launch PAS-5, PAS-8 and possibly future satellites utilizing a Russian-built Proton rocket provided by LKE. A U.S.-constructed satellite that is to be launched outside of the United States requires an export license from the U.S. government. Additionally, launches by a Russian launch company, including those by LKE, are governed by a U.S.-Russia launch agreement, which contains certain restrictions as to the number and pricing of Russian launches. Either of these requirements could result in denial of permission, or unacceptable delay in granting permission, to launch a satellite in a republic of the former Soviet Union.

         In addition, the governmental, political, social and legal structures within Russia are evolving. Changes in policies of the Russian government or the political leadership of the Russian government may have a significant adverse impact on the political and economic environment in Russia. Because the governmental and legal systems in Russia are evolving and untested, there is and will continue to be uncertainty concerning the value, transferability and enforceability of the contract rights which the Company may acquire. Moreover, economic reforms could result in further political or social instability. Any political or social instability could affect the cost, timing and overall advisability of using a Russian-built Proton rocket or a Russian launch provider.

         In the event that a launch scheduled with a Russian launch provider becomes unavailable or impractical, the Company believes that alternative launch arrangements would be available. There can be no assurance, however, such alternative launch would not result in delay or additional expense to the Company.

         Risk of Satellite Damage or Loss from Acts of War, Electrostatic Storm and Space Debris. The loss, damage or destruction of any of the Company's satellites as a result of military actions or acts of war, anti-satellite devices, electrostatic storm or collision with space debris would have a material adverse effect on the Company. The Company's insurance policies include customary exclusions, including for (i) military or similar actions, (ii) laser, directed-energy or nuclear anti-satellite devices and (iii) insurrection and similar acts or governmental action to prevent such acts.

         Risks from International Operations. The Company derives and expects to continue to derive substantial revenues by providing international communication services. Such operations are subject to certain risks such as changes in domestic and foreign government regulations and telecommunications standards, licensing requirements, tariffs or taxes and other trade barriers, exchange controls and political and economic instability, including fluctuations in the value of foreign currencies which may make payment in U.S. dollars more expensive for foreign customers.

         Substantial Leverage. At December 31, 1995, the aggregate principal amount and liquidation preference of the Company's long-term indebtedness and preferred stock was approximately $876.3 million (excluding vendor financing that the Company intends to incur if permitted by the terms of its outstanding indebtedness and preferred stock as satellites are launched and become operational) and, as a result, the Company is highly leveraged. The aggregate annual interest expense and payments due under the Senior Notes are $17 million for each of 1996, 1997, 1998 and 1999, and $10 million for 2000, the year that the Senior Notes mature. The aggregate annual interest expense under the Discount Notes is $40.3 million for 1996, $45 million for 1997 and $50.5 million for 1998. After August 1, 1998, at which time the principal outstanding on the Discount Notes will be approximately $460.2 million, interest on the Discount Notes will be payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 1999. Interest expense and payments on the Discount Notes is expected to be $52.3 million in each of 1999 and 2000. Until 1999, when interest payments on the Discount Notes will begin, interest expense accreted under the Discount Notes will not impact the Company's cash flow. The impact of interest expense on the Company's results of operations will be offset in part by amounts capitalized relating to construction in progress of satellites. The Company expects to be able to fund interest payments through vendor financing, future cash flow from operations and cash on hand, although there can be no assurance that the Company will be able to do so. See "--Additional Capital Requirements."

         The 1993 Indentures and the Certificate of Designation contain, and the Exchange Indenture would contain, various financial and operating covenants, which, among other things, restrict the Company's ability to borrow funds, restrict the payment of dividends, other distributions or the redemption of capital stock and other restricted payments, restrict transactions with affiliates, restrict the use of proceeds from the sale of assets and restrict the merger, consolidation or sale of the Company or substantially all the assets of the Company. Cash dividends on the Preferred Stock may be paid in the discretion of the Board of Directors of the Company, but are subject to substantial restrictions contained in the 1993 Indentures. The 1993 Indentures prohibit the Company or any subsidiary from paying dividends unless (i) no Event of Default (as defined in the Indentures) has occurred or is continuing; (ii) the Company's Indebtedness to Cash Flow Ratio (as defined in the Indentures) would not have exceeded 5 to 1; and (iii) the aggregate of such payments is less than 50% of the Consolidated Net Income of the Company from August 5, 1993 to the most recent ended fiscal quarter plus 100% of the aggregate net cash proceeds received by the Company from the issue or sale of Equity Interests of the Company (as defined in the Indentures). The Company expects that dividends on the Preferred Stock, currently payable in-kind, will not have an impact on cash flows until such restrictions would permit cash dividends on the Preferred Stock to be paid. These restrictions, in combination with the leveraged nature of the Company, could limit the ability of the Company to respond to market conditions or to engage in certain business activities. The ability of the Company to meet its debt and preferred stock obligations depends on the success of the Company's business strategy. The success of this strategy is subject to uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the Company's strategy will be successful.

         Additional Capital Requirements. The Company believes that the net proceeds to the Company from the offering of its Common Stock in September 1995, vendor financing, future cash flow from operations (assuming PAS-5 and PAS-6 are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund the Company's operations, its remaining costs for the construction and launch of PAS-5 and PAS-6, its anticipated minimum contractual commitments for the construction and launch of PAS-7 and PAS-8, as well as to pursue international opportunities for DTH services which may be identified by the Company in the future. Any additional costs due to cost overruns, delays or other unanticipated expenses are expected to be funded from additional vendor financing and future cash flow from operations. There can be no assurance, however, that the Company's assumptions with respect to PAS-5, PAS-6, PAS-7 or PAS-8 will be correct, that under the terms of the Company's then-outstanding indebtedness and preferred stock it will be permitted to incur all of the vendor financing available to it, or that additional vendor financing and the Company's future cash flow from operations will be sufficient to cover any shortfall in funding for PAS-5, PAS-6, PAS-7 and PAS-8, or any such additional costs, or to pursue international opportunities for DTH services. Accordingly, the Company may be required to raise additional capital through debt or equity financing. The ability of the Company to incur any such additional debt will be subject to the terms of the Company's outstanding indebtedness and preferred stock. There can be no assurance that the Company will be successful in obtaining such additional financing in the amounts or on terms acceptable to the Company. The failure to obtain such financing could have a material adverse effect on the Company's operations and its ability to accomplish its business plan.

         Effect of Loss of Key Personnel. The success of the Company's business will be partially dependent upon the performance of Frederick A. Landman, President and Chief Executive Officer, and Lourdes Saralegui, Executive Vice President. The loss of such executives could have an adverse effect on the Company's business. The Company is not the beneficiary of any keyman life insurance policies for either Mr. Landman or Ms. Saralegui. See "Management." The loss of key members of senior management could have an adverse effect on the Company's business.

         Risk of Technological Changes. The Company believes that, based upon technology presently available to commercial users, its new satellites, at the time of launch, will be "state of the art." However, because the telecommunications industry continues to experience substantial technological changes, there can be no assurance that technological changes will not adversely affect the operating results of the Company.

         Control by the Principal Stockholders. The Anselmo Group owns all of the outstanding shares of the Class A Common Stock (which comprise approximately 97.0% of the combined voting power of the Class A Common Stock and the Common Stock, voting as a single class, and approximately 40.5% of the outstanding common stock of the Company), and USHI owns all of the outstanding shares of the Class B Common Stock (which will comprise approximately 97.0% of the combined voting power of the Class B Common Stock and the Common Stock, voting as a single class, and approximately 40.5% of the outstanding common stock of the Company). The Principal Stockholders will generally be able to control the vote on all matters submitted to a vote of the holders of the Company's outstanding common stock, including the election of the Company's directors, amendments to the Certificate of Incorporation and the By-Laws and approval of significant corporate transactions and other actions pertaining to the Company which require approval of the Company's common stockholders. In addition, subject to certain conditions, the Certificate of Incorporation requires the affirmative vote of the holders of a majority of each of the Class A Common Stock and Class B Common Stock, voting as separate classes, for the Company to engage in certain extraordinary transactions and to take certain other actions. If the holders of a majority of either the Class A Common Stock or the Class B Common Stock do not approve any such transaction or action, a deadlock between such stockholders could result, which, if not resolved, would prevent the Company from engaging in such transaction or action and could have a material adverse effect on the Company.

         In connection with the Conversion, the holders of the Class A Common Stock entered into a voting trust agreement (the "Voting Trust Agreement") pursuant to which all of the issued and outstanding shares of Class A Common Stock were put into trust (the "Voting Trust") for the benefit of such holders. Prior to his death, Rene Anselmo served as voting trustee of the Voting Trust. Upon his death, Mary Anselmo (Rene Anselmo's widow), Reverge Anselmo (Rene Anselmo's son), Frederick A. Landman and Lourdes Saralegui became joint voting trustees. As such, they have the ability to vote all of the shares of Class A Common Stock and therefore have the ability to determine the outcome of all matters submitted for a vote of the Class A Common Stock. Pursuant to the Voting Trust Agreement, they are entitled to act by majority vote, except for the designation of successor trustees which must be by unanimous vote of the original successor trustees. In the event of a tie vote, Mary Anselmo's vote would control as long as she is a voting trustee; thereafter, Reverge Anselmo's vote would control in a tie as long as he is a voting trustee. The prior approval of the FCC may be required in connection with any change in control of the Voting Trust, including changes of the voting trustee whose vote controls in a tie vote.

         Litigation. On or about March 11, 1996 an action was commenced by Comsat against the Company, News Corp. and Televisa in the United States District Court for the District of Maryland. The complaint alleged that News Corp. wrongfully terminated an agreement with Comsat for the use of transponders on an Intelsat satellite in the amount of $261,240,000 over the term of a five-year agreement and breached its alleged obligations under a tariff filed by Comsat with the FCC. As to the Company, the complaint alleges that the Company, alone and in conspiracy with others, interfered in a manner which would subject the Company to liability with the alleged contract and News Corp.'s alleged obligations under the tariff. The complaint sought compensatory damages of $250,000,000 and unspecified punitive damages. On April 30, 1996, the Company and the other defendants filed motions to dismiss the complaint on numerous grounds, including lack of personal jurisdiction. By order dated October 10, 1996 the District Court dismissed the complaint without prejudice on the ground that the Court lacked personal jurisdiction over all of the defendants. On or about October 25, 1996, Comsat commenced a similar action against the Company, News Corp. and Televisa in the United States District Court for the Central District of California. The complaint alleges that News Corp. wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the FCC. As to the Company, the complaint alleges that the Company, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News Corp.. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages, in an amount to be determined at trial but which Comsat alleges exceeds $50,000. On December 11, 1996 the Company, News Corp. and Televisa filed motions to dismiss the action on various grounds, including that the FCC has primary jurisdiction over the dispute, that Federal law preempts the claims asserted against the Company and Televisa, that the claims asserted against Televisa and the Company are not recognized by Federal law, that the claims against the Company and Televisa fail to state a cause of action and that because the claims against the Company and Televisa depend upon the existence of enforceable rights under the tariff Comsat filed with the FCC, the claims fail if the Commission determines that Comsat has no such rights. In this regard, in April 1996, News Corp. filed a complaint with the FCC challenging Comsat's tariff. Thereafter Comsat filed a motion with the Commission to hold that proceeding in abeyance pending resolution of Comsat's civil suit. By letter ruling dated December 6, 1996, the FCC denied Comsat's motion and established a schedule to resolve the issues raised by News Corp.'s complaint. The Company believes the claims against it are without merit and intends to vigorously contest any further prosecution of these claims, although there can be no assurance that the Company will prevail.

ITEM 2.       PROPERTIES

         The Company's executive offices are located in Greenwich, Connecticut. The Company leases its executive offices pursuant to a lease that will expire on March 21, 2003. The Company currently operates three teleports in conjunction with the PAS Global System. The Company operates its primary teleport in Ellenwood, Georgia and operates regional teleports in Homestead, Florida for PAS-1 and PAS-3 and Sylmar, California for PAS-2. All of such teleports are manned 24 hours a day. The Company owns its Homestead, Florida teleport and leases its Sylmar, California facility pursuant to a lease that expires in December 1996. The Company is currently constructing a permanent Pacific Ocean Region teleport in Napa, California, to replace its teleport in Sylmar, California. The Company does not expect to renew its Sylmar, California lease.

         The Company also leases office space for its sales and marketing offices in Coral Gables, Florida, Sydney, Australia, London, England and Tokyo, Japan. The Company's leases for its foreign offices have been entered into upon terms that the Company deems to be reasonable and customary.

ITEM 3.       LEGAL PROCEEDINGS

         In July 1989, the Company and its chairman, Rene Anselmo, filed an antitrust lawsuit against Comsat, the United States signatory to Intelsat, in United States District Court for the Southern District of New York. In September 1990, the District Court dismissed the complaint, primarily on the ground that Comsat is immune from suit for actions taken "in its role as the United States representative to Intelsat." The Company filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit. In September 1991, the Second Circuit reversed the dismissal and remanded the case to the District Court to permit the filing of an amended complaint alleging conduct not shielded by immunity. The amended complaint which seeks substantial damages and injunctive relief was filed on November 15, 1991. Comsat moved to dismiss the amended complaint, and on March 30, 1993, the court denied Comsat's motion and allowed the Company to proceed on all points it had raised in its amended complaint. The amended complaint alleges anticompetitive conduct by Comsat, as well as actions by Comsat in concert with others, to prevent or delay the Company's entry into various markets. On December 16, 1994, Comsat filed a summary judgment motion and on March 1, 1995 the Company filed papers in opposition to Comsat's motion. On September 4, 1996, the District Court granted Comsat's motion for summary judgment against the Company. The Company filed a notice of appeal on October 2, 1996.

         On or about October 25, 1996, an action was commenced by Comsat against the Company, News Corp. and Televisa in the United States District Court for the Central District of California. The complaint alleges that News Corp. wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the FCC. As to the Company, the complaint alleges that the Company, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News Corp. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996, the District Court dismissed without prejudice the complaint in that action on the ground that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages, in an amount to be determined at trial but which Comsat alleges exceeds $50,000. On December 11, 1996 the Company, News Corp. and Televisa filed motions to dismiss the action on various grounds, including that the FCC has primary jurisdiction over the dispute, that Federal law preempts the claims asserted against the Company and Televisa, that the claims asserted against Televisa and the Company are not recognized by Federal law, that the claims against the Company and Televisa fail to state a cause of action and that because the claims against the Company and Televisa depend upon the existence of enforceable rights under the tariff Comsat filed with the FCC, the claims fail if the Commission determines that Comsat has no such rights. In this regard, in April 1996, News Corp. filed a complaint with the FCC challenging Comsat's tariff. Thereafter Comsat filed a motion with the Commission to hold that proceeding in abeyance pending resolution of Comsat's civil suit. By letter ruling dated December 6, 1996, the FCC denied Comsat's motion and established a schedule to resolve the issues raised by News Corp.'s complaint.

         The Company and its affiliates are often engaged in proceedings before the FCC. These proceedings relate to applications to construct, launch, and operate additional satellites, petitions and waiver requests relating to the public switched telephone network and other restrictions imposed on separate satellite systems, applications and other proceedings relating to the Company's competitors and other entities, and rulemaking proceedings of general applicability.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         During the fourth quarter of fiscal 1995, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock commenced trading on the Nasdaq National Market on September 21, 1995 under the symbol "SPOT." The Common Stock was listed in connection with the Company's initial public offering

         The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for the Common Stock, as reported by the Nasdaq National Market and the Dow Jones News Retrieval Service.

                                                          High           Low
                                                        -------        -------
1995 Fourth Quarter (from September 21, 1995)....       22 1/16           14
1996 First Quarter...............................        33 7/8        20 1/2


         On September 21, 1995, the Company consummated an initial public offering of 18,920,000 shares of Common Stock at a price to the public of $17.00 per share, of which 14,324,324 shares were sold by the Company and 4,595,676 shares were sold by certain selling stockholders.

         At March 29, 1996, there were approximately 84 holders of record of the Common Stock.

         The Company has never declared or paid cash dividends on the Common Stock. The Company presently intends to retain future earnings to support the growth of its business and, therefore, does not anticipate paying cash dividends in the near future. The payment of any future dividends on the Common Stock will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, the dividend payment requirements of the Preferred Stock and other factors. In addition, the 1993 Indentures and the Certificate of Designation restrict, and the Exchange Indenture would restrict, the ability of the Company to pay cash dividends on the Common Stock, and the payment of dividends requires the consent of holders of a majority of the outstanding shares of each of the Class A Common Stock and the Class B Common Stock, voting as separate classes.

         Prior to the Conversion, the Partnership was obligated to distribute to its partners each year quarterly distributions equal to taxes on the net taxable income of the Partnership for such year for U.S. federal income tax purposes (without taking into account any carry forwards from a prior year) at the highest effective combined U.S. federal, state, local and foreign rate of tax that is imposed on any partner (or if the partner is itself a partnership, its partners) that is a U.S. person. Accordingly, tax distributions of $12.3 million were made for the year ended December 31, 1993 and a tax contribution of $1.3 million was made for the year ended December 31, 1994. There were no tax distributions or contributions in 1995.


ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data for and as of each year in the five-year period ended December 31, 1995 have been derived from the financial statements of the Company and predecessor entities, audited by Arthur Andersen LLP, independent public accountants. This selected financial data should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Item 7.

                                                    Year Ended December 31,
                                 --------------------------------------------------------------
                                     1991        1992        1993        1994         1995
                                     ----        ----        ----        ----         ----
Statement of Operations Data:            (dollars in thousands, except per share data)

Total Revenues..................   $31,971     $40,328     $50,798     $63,744     $116,155
Operating expenses
   Direct expenses..............     1,623       2,175       3,424       4,254        5,729
   Sales and marketing..........     2,190       2,599       4,461       7,179        9,543
   Engineering and technical....     3,098       3,918       3,841       5,811       10,659
   General and administrative...     4,220       5,554       7,066       9,768       15,688
   Depreciation and amortization     6,653       6,990       8,231      16,331       33,412
   Other expenses...............        --          --         737          --           --
   Corporate reorganization
     compensation(1)............        --          --          --          --        8,341
     Total operating expenses...    17,784      21,236      27,760      43,343       83,372
                                   -------     -------     -------     -------       ------
   Income from operations.......    14,187      19,092      23,038      20,401       32,783
Interest and other expense
   (income), net................     1,361       1,984(2)    6,103(3)    2,403(3)    (1,592)(3)
                                   -------      ------     -------     -------       ------
     Income  before taxes.......    12,826      17,108      16,935      17,998       34,375

Income taxes(4).................        --          --          --          --       16,829
                                   -------      ------     -------     -------       ------
   Net income ..................    12,826      17,108      16,935      17,998       17,546

Preferred stock dividend                --          --          --          --       25,976
   requirement..................   -------      ------     -------     -------       ------

   Net income (loss) to common
     shares.....................   $12,826     $17,108     $16,935     $17,998     $(8,430)
                                   =======     =======     =======     =======     ========
Pro Forma Data:(5)
Pro forma  adjustment to income tax provision (benefit).......................     $(1,207)
Pro forma net income .........................................................       18,753
Pro forma (loss) to common shares.............................................      (7,223)
Pro forma net (loss) per common share.........................................       (0.08)
Pro forma weighted average common shares outstanding..........................   89,678,638
Other Financial Data:
EBITDA(6).......................  $20,840      $25,306     $31,269      $36,732   $74,536(7)
EBITDA margin...................       65%          63%         62%          58%      64%(7)
Capital expenditures for
   satellite systems under
   development..................   $4,169      $22,555    $260,134     $300,217     $333,052
Payments due from customers
   under long-term contracts(8).  178,300      239,700     764,500    1,270,000    1,928,200
Customers under long-term
   contracts at end of period...       65           89         108          121          177
Balance Sheet Data (at end of
   period):
Working capital (deficit).......  $(4,253)    $ 27,039    $ 51,179     $ 21,992       $(889)
Total assets....................   67,955      136,594     731,660      820,255    1,438,820
Long-term debt (less current
   portion)(9)..................    5,952        5,474     455,727      510,202      575,284
Long-term debt (less current
   portion) plus Preferred
   Stock(9).....................    5,952        5,474     455,727      510,202      862,932
Partner's interest--conditionally
   redeemable(10)...............       --       50,000     193,936      194,591         --
Partners'/stockholders'
   equity(11)...................   48,388       49,098      59,847       80,935      476,862

                                              (footnotes on the following page)

------------
(1) Reflects expenses related to the assumption by the Company of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company in connection with the corporate reorganization of the Company. See Note 11 to Notes to Financial Statements.
(2) In 1992, includes costs (net of insurance reimbursement) arising from damage caused by Hurricane Andrew to the Company's teleport in Homestead, Florida.

(3) Net of capitalized interest of $9.0 million, $41.0 million and $37.8 million for the years ended December 31, 1993, 1994 and 1995, respectively.
(4) As a partnership, the Partnership was not subject to federal or state income taxes. Accordingly, no income taxes were deducted from net income on the Partnership's financial statements. However, the Partnership was obligated under its Partnership Agreement to make certain tax distributions to its partners. On March 2, 1995, the Partnership converted to corporate form and, accordingly, is now subject to income taxes.
(5) The pro forma data give effect to the Conversion as if it had occurred at January 1, 1995. The pro forma income taxes for the periods indicated are based on a pro forma statutory tax rate of 40.3%. See "Business-Conversion and Initial Public Offering" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Income Taxes."
(6) Represents earnings before net interest expense, income taxes, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of operations and cash flows.
(7) Excludes expenses related to the assumption by the Company of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company in connection with the corporate reorganization of the Company of $8.3 million for the year ended December 31, 1995. EBITDA and EBITDA margin including such corporate reorganization compensation expense were $66.2 million and 57% for the year ended December 31, 1995. See Note 11 to Notes to Financial Statements.
(8) Represents future payments due from customers under long-term contracts at the end of the periods indicated, excluding arrangements for satellite capacity for the DTH services in Latin America. At December 31, 1995, approximately $14.2 million of PAS-1 customer payments, $70.2 million of PAS-2 customer payments, $17.9 million of PAS-3 customer payments and $70.4 million of PAS-4 customer payments are under contracts which are terminable by the customer under certain circumstances. Such contracts may also be terminated if certain technical performance specifications contained in the agreements, including useful life, are not achieved or, at the customer's option, after a minimum service period. Future cash payments expected from customers may be reduced for outage or transponder failure and may be further reduced for "lowest price" provisions for like transponder capacity given to similarly situated customers. The terms of the Company's long-term contract range from one year to the life of the satellite.
(9) Excludes, as to each of PAS-3, PAS-4, PAS-5 and PAS-6, a portion of the respective purchase prices which will become payable after such satellite is delivered and which amount may be paid immediately in cash or deferred over periods of up to 15 years with interest rates ranging from 8.0% to 10.0% per annum. At December 31, 1995, these amounts aggregated approximately $49.5 million. A portion of the respective purchase prices of PAS-7 and PAS-8 may also be deferrable. The Company presently intends to defer such payments at the time they become payable to the extent such deferral is permitted under the terms of its then-outstanding indebtedness and preferred stock. The Company anticipates that if, at the time such payments become payable, the Company is prohibited from incurring such indebtedness under the terms of its outstanding indebtedness or preferred stock, it will either seek the consent of the holders thereof to incur such indebtedness or will obtain funds from sources permitted thereunder to make such payments. There can be no assurance that such consent will be obtained or that funds will be available to the Company from sources permitted under the terms of its outstanding indebtedness or preferred stock. See Notes 8 and 9 to Notes to Financial Statements.
(10) Under the Partnership Agreement of the Partnership, if the launches of PAS-2, PAS-3, and PAS-4 were not all successfully completed by December 31, 2001, USHI would have had the right to redeem its $200.0 million investment in the Company in 2004 for $200.0 million, less certain distributions paid to USHI, plus a yield thereon of 6.0% per annum. In the Conversion, USHI's redemption rights with respect to its interest in the Partnership were extinguished.
(11) Net of distributions of $8.7 million, $16.4 million and $6.2 million for the years ended December 31, 1991, 1992 and 1993, respectively, and a contribution of $.7 million for the year ended December 31, 1994. There were no distributions or contributions in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

         At December 31, 1995, the Company's long-term contracts provided for future payments of approximately $1.9 billion, consisting of $195 million for PAS-1, $438 million for PAS-2, $435 million for PAS-3 and $861 million for PAS-4, excluding arrangements for satellite capacity for the DTH service in Latin America. At December 31, 1995, approximately $14.2 million of PAS-1 customer payments, $70.2 million of PAS-2 customer payments, $17.9 million of PAS-3 customer payments and $70.4 million of PAS-4 customer payments are under contracts which may be terminable by the customer if certain technical performance specifications contained in the agreements, including useful life, are not achieved or, at the customer's option, after a minimum service period. The estimated useful life of each of PAS-1, PAS-2, PA-3 and PAS-4 is 13, 14, 15 and 15 years from launch, respectively. The Company signed the 1996 Letter Agreement to provide services to the Latin America JVs and the Spain Joint Venture on 48 transponders on the PAS-5 and PAS-6 satellites at a minimum value of $1.3 billion, which represents the minimum total backlog of payments expected to be made over the life of the contracts entered into in connection with the 1996 Letter Agreement and the Spain Joint Venture. For most of the transponders, the amounts to be paid reflect service fees that are equal to the Company's best estimate of the cost to design, construct, launch, insure and operate the satellites and for the balance of the transponders, the amounts to be paid reflect service fees that are based on a fixed price. On the cost-based transponders, the Company also could receive revenue sharing from the Latin America JVs and the Spain Joint Venture. Future cash payments expected from customers may be reduced for outage or transport failure and may be further reduced for "lowest price" provisions for like transponder capacity given to similarly situated customers. The terms of the Company's long-term contracts range from one year to the life of the satellite.

         During the construction period of each of its new satellites, and thereafter, the Company may incur increased operating expenses, including expenditures for sales and marketing in excess of the levels previously incurred, increased engineering and technical expenses, as well as increased general and administrative expenses, which increased expenses may not be offset by additional revenues until the new satellites are successfully launched and commence service. As a result, the Company's operating income and EBITDA margins were lower in 1994 than in 1993. However, in 1995, EBITDA margin increased due to a significant growth in revenues, and operating income margin would have increased except for the $8.3 million corporate reorganization and compensation expense related to the assumption by the Company of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company. The Company's income from operations and EBITDA in 1995 were also adversely affected by the corporate reorganization compensation expense. Also, commencing at the in-service date of any successfully-launched satellite, all satellite construction, launch, launch insurance, capitalized interest and development costs for such satellite will be depreciated on a straight-line basis over the estimated useful life of the satellite. Further, after the in-service date of any successfully-launched satellite (or upon a launch failure), the Company will be required to expense, and no longer will be able to capitalize, interest allocable to such satellite's construction, launch and development costs. Interest capitalized in future periods is dependent on the level of satellites under construction, which is expected to vary.

         The Company is not a party to any material currency or interest rate hedging transactions, and substantially all of the Company's long-term customer contracts and vendor obligations are denominated in U.S.
dollars.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue and expense items in the Company's Statements of Operations.

                                                     Year Ended December 31,
                                                  ----------------------------
Statement Of Operations Data:                     1995        1994        1993
                                                  ----        ----        ----

Total revenues(1).............................    100%        100%        100%
Operating expenses
   Direct expenses............................      5           7           7
   Sales and marketing........................      8          11           9
   Engineering and technical..................      9           9           8
   General and administrative.................     14          15          14
   Depreciation and amortization..............     29          26          16
   Corporate reorganization compensation......      7          --          --
     Other expenses ..........................     --          --           1
                                                --------    --------   --------
     Total operating expenses.................     72          68          55
                                                --------    --------   --------
Income from operations........................     28%         32%         45%
                                                ========    ========   ========
Other Operating Data:

EBITDA Margin(2)..............................     64%(3)      58%         62%
                                                ========    ========   ========

-------------

(1) Revenues from PAS-2 for the fiscal years ended December 31, 1994 and 1995 were $3.7 million and $29.2 million, respectively. Revenues for PAS-4 for the fiscal year ended December 31, 1995 were $21.4 million.


(2) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of operations and cash flows.


(3) Excludes expenses of $8.3 million in 1995 related to the assumption by the Company of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to an Executive Vice President of the Company in connection with the corporate reorganization of the Company. EBITDA Margin including such corporate reorganization compensation expense was 57% for 1995.


         The Company provides satellite services primarily to the broadcasting and business communications markets. The Company also provides services to the long-distance telephony market. The Company's broadcasting services include the provision of satellite capacity and services for (i) television programming distribution, (ii) "backhaul" operations (i.e., the transmission of video feeds from one location to another) and (iii) ad hoc services such as the transmission of special events and live news reports from the scene of an event. The Company's business communications services include (a) the provision of satellite capacity to communications carriers that provide private business networks for data, voice and corporate video communications and (b) the provision of such networks and related services by the Company directly to end-users. The Company's long-distance telephony services provide satellite capacity for use in domestic (non-U.S.) and international public telephone networks. The Company's total revenues in each of these markets, and the revenues in these markets as a percentage of total revenues, for the periods indicated below were:

                                                            Year Ended December 31,
                                 --------------------------------------------------------------------------------
Statement Of Operations Data:             1995                          1994                       1993
                                         ------                        ------                     ------
                                                             (dollars in thousands)

Broadcasting.................     $83,876           72%       $ 38,905          61%      $32,194            63%
Business communications......      30,135           26          22,369          35        17,138            34
Long-distance telephony......       2,144            2           2,470           4         1,466             3
                                 --------       -------       --------       -------    --------         -------
   Total revenues............    $116,155          100%        $63,744         100%      $50,798           100%
                                 ========       =======       ========       =======    ========         =======


1995 COMPARED TO 1994

         Revenues. Total revenues for the year ended December 31, 1995 were $116.2 million, an increase of $52.5 million, or 82%, over 1994. The increase in total revenues was due primarily to the growth in broadcasting services.

         Broadcasting services revenue was $83.9 million in the year ended December 31, 1995, an increase of $45.0 million, or 116%, over 1994. The growth in broadcasting services revenue during 1995 was due primarily to revenues from video services on PAS-2 and the commencement of revenues from video services on PAS-4.

         Business communications services revenue was $30.1 million in 1995, an increase of $7.7 million, or 34%, over 1994. The increase was due primarily to commencement of service for several new International Digital Services network and carrier service data contracts which originated during the past year.

         Long-distance telephony services revenue was $2.2 million in 1995, a decrease of $.3 million, or 12%, from 1994.

         Direct Expenses. Direct expenses were $5.7 million and $4.3 million in the years ended December 31, 1995 and 1994, respectively. Direct expenses were 5% and 7% of total revenues in 1995 and 1994, respectively.

         Sales and Marketing Expenses. Sales and marketing expenses were $9.5 million in the year ended December 31, 1995, an increase of $2.3 million, as compared to $7.2 million in 1994. Sales and marketing expenses were 8% and 11% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar increase in sales and marketing expenses during 1995 was primarily attributable to the Company's efforts in marketing capacity on its new satellites.

         Engineering and Technical Expenses. Engineering and technical expenses were $10.7 million in the year ended December 31, 1995, an increase of $4.9 million, as compared to $5.8 million in 1994. Engineering and technical expenses were 9% of total revenues for both 1995 and 1994. The dollar increase in engineering and technical expenses during 1995 was due primarily to increased personnel costs associated with its new teleport facilities and tracking, telemetry and control costs associated with PAS-2 and PAS-4.

         General and Administrative Expenses. General and administrative expenses were $15.7 million in the year ended December 31, 1995, an increase of $5.9 million, as compared to $9.8 million in 1994. General and administrative expenses were 14% of total revenues in 1995 as compared to 15% of total revenues in 1994. The dollar increase in general and administrative expenses during 1995 was due primarily to increased costs of $4.6 million associated with in-orbit insurance on PAS-2 and PAS-4. The remaining increase of $1.3 million primarily results from additional personnel and other administrative costs associated with the Company's expansion.

         Depreciation and Amortization. Depreciation and amortization was $33.4 million in the year ended December 31, 1995, an increase of $17.1 million, or 105%, as compared to $16.3 million for the year ended 1994. Depreciation and amortization was 29% of total revenues in 1995 as compared to 26% of total revenues in 1994. The dollar increase in 1995 was due primarily to depreciation expense associated with PAS-2 and PAS-4, the latter being placed in service during 1995.

         Corporate Reorganization Compensation. Compensation expense related to corporate reorganization of $8.3 million in 1995 related to the assumption by the Company of the phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company.

         Income From Operations. Income from operations was $32.8 million for the year ended December 31, 1995, an increase of $12.4 million, as compared to $20.4 million in 1994. Income from operations was 28% and 32% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar increase in income from operations during 1995 was due primarily to the increase in broadcasting services revenue.

         Interest. Interest income was $20.6 million for the year ended December 31, 1995 compared to $7.2 million in the prior year. The dollar increase in interest income during 1995 is a result of interest earned on proceeds from the offerings of the Preferred Stock and the Common Stock in 1995 that had not been applied to satellite systems under development. Interest expense, net of capitalized interest, increased from $9.6 million in the year ended December 31, 1994 to $19.0 million during the year ended December 31, 1995. This increase in interest expense is due to interest expense incurred on satellite incentive obligations and additional accretion of the Discount Notes, coupled with decreased amounts of interest eligible for capitalization on construction in progress in 1995.

         Income Before Income Taxes. Income before income taxes was $34.4 million for the year ended December 31, 1995, an increase of $16.4 million, as compared to $18.0 million in 1994. Income before income taxes was 30% and 28% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar increase in income before income taxes during 1995 was due primarily to the increase in broadcasting services revenue.

         Income Taxes. The Company had an income tax provision of $16.8 million for the year ended December 31, 1995 and did not have any income tax provision for the prior year. The 1995 provision is the result of the Conversion of the Company from a partnership to a corporation on March 2, 1995.

         Net Income. Net income was $17.5 million for the year ended December 31, 1995, a decrease of $5 million, as compared to $18.0 million in 1994. Net income was 15% and 28% of total revenues in the years ended December 31, 1995 and 1994, respectively.

         Preferred Stock Dividend. The Company had preferred stock dividends of $26.0 million for the year ended December 31, 1995 and did not have any preferred stock dividends for the prior year. The preferred stock dividends in 1995 are a result of the issuance of the Preferred Stock on April 21, 1995.

         Net Income (Loss) To Common Shares. Net income (loss) to common shares was $(8.4) million for the year ended December 31, 1995, a decrease of $26.4 million, as compared to $18.0 million in 1994. Net income (loss) to common shares was (7%) and 28% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar decrease in net income (loss) to common shares during 1995 was due primarily to the Company's Preferred Stock dividend requirement.

         Pro Forma Net Income. Pro forma net income was $18.8 million for the year ended December 31, 1995, an increase of $8.0 million, as compared to $10.8 million in 1994. Pro forma net income was 16% and 17% of total revenues in the years ended December 31, 1995 and 1994, respectively.

         Pro Forma Net Income (Loss) To Common Shares. Pro forma net income
(loss) to common shares was $(7.2) million for the year ended December 31, 1995, a decrease of $18.0 million, as compared to $10.8 million in 1994. Net income
(loss) to common shares was (6%) and 17% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar decrease in pro forma net income (loss) to common shares during 1995 was due primarily to the Company's Preferred Stock dividend requirement.

         EBITDA. EBITDA, excluding the $8.3 million corporate reorganization compensation charge, was $74.5 million for the year ended December 31, 1995, an increase of $37.8 million, or 103%, as compared to $36.7 million in 1994. EBITDA, excluding the $8.3 million corporate reorganization compensation charge, was 64% of total revenues in 1995 as compared to 58% of total revenues in 1994. The dollar increase in EBITDA was due primarily to the increase in broadcasting services revenue.

1994 COMPARED TO 1993

         Revenues. Total revenues for the year ended December 31, 1994 were $63.7 million, an increase of $12.9 million, or 25%, over 1993.

         Broadcasting services revenue was $38.9 million in the year ended December 31, 1994, an increase of $6.7 million, or 21%, over 1993. The growth in broadcasting services revenue during 1994 was due primarily to commencement of services for new full-time digital video contracts on PAS-1, commencement of services on PAS-2 which was placed in service in August 1994, and additional ad-hoc revenues resulting from the 1994 World Cup Soccer Games and the 1994 Winter Olympic Games.

         Business communications services revenue was $22.4 million in 1994, an increase of $5.3 million, or 31%, over 1993. The increase was due primarily to commencement of service for several new International Digital Services network and carrier service data contracts which originated during the past year.

         Long-distance telephony services revenue was $2.5 million in 1994, an increase of $1.0 million, or 67%, from 1993, primarily as a result of eight new telephony contracts originated during the past year.

         Direct Expenses. Direct expenses were $4.3 million and $3.4 million in the years ended December 31, 1994 and 1993, respectively. Direct expenses were 7% of total revenues in both 1994 and 1993.

         Sales and Marketing Expenses. Sales and marketing expenses were $7.2 million in the year ended December 31, 1994, an increase of $2.7 million, or 60%, as compared to $4.5 million in 1993. Sales and marketing expenses were 11% and 9% of total revenues in the years ended December 31, 1994 and 1993, respectively. The dollar increase in sales and marketing expenses during 1994 was primarily attributable to the Company's efforts in marketing capacity on its new satellites.

         Engineering and Technical Expenses. Engineering and technical expenses were $5.8 million in the year ended December 31, 1994, an increase of $2.0 million, or 53%, as compared to $3.8 million in 1993. Engineering and technical expenses were 9% and 8% of total revenues for 1994 and 1993, respectively. The dollar increase in engineering and technical expenses during 1994 was due primarily to increased personnel costs associated with its new teleport facilities.

         General and Administrative Expenses. General and administrative expenses were $9.8 million in the year ended December 31, 1994, an increase of $2.7 million, or 38%, as compared to $7.1 million for the year ended December 31, 1993. General and administrative expenses were 15% of total revenues in 1994 as compared to 14% of total revenues in 1993. The dollar increase in general and administrative expenses during 1994 was due primarily to increased costs of $0.7 million associated with obtaining increased in-orbit insurance for PAS-1 and $0.9 million associated with the Company's pursuit of antitrust litigation. See "Business--Legal Proceedings." The remaining increase of $1.1 million primarily results from additional personnel and other administrative costs associated with the Company's expansion.

         Depreciation and Amortization. Depreciation and amortization was $16.3 million in the year ended December 31, 1994, an increase of $8.1 million, or 99%, as compared to $8.2 million for the year ended December 31, 1993. Depreciation and amortization was 26% of total revenues in 1994 as compared to 16% of total revenues in 1993. The dollar increase in 1994 was due primarily to depreciation expense associated with PAS-2 being placed in service, and the amortization of the issuance costs of the 1993 Notes, which are being amortized over the life of the 1993 Notes under the interest method.

         Income From Operations. Income from operations was $20.4 million for the year ended December 31, 1994, a decrease of $2.6 million, as compared to $23.0 million in 1993. Income from operations was 32% and 45% of total revenues in the years ended December 31, 1994 and 1993, respectively. The decrease in income from operations during 1994 was due primarily to increased depreciation costs related to the PAS-2 satellite.

         Interest. Interest income was $7.2 million for the year ended December 31, 1994 compared to $5.0 million for the prior year. The dollar increase in interest income during 1994 is a result of interest earned on proceeds of the 1993 Notes that had not been applied to the development, construction and launch of PAS-2, PAS-3 and PAS-4 and on amounts from working capital. Interest expense, net of capitalized interest, decreased from $11.1 million in the year ended December 31, 1993 to $9.6 million during the year ended December 31, 1994. This decrease in interest expense is due to increased amounts of construction interest eligible for capitalization in 1994.

         Net Income. Net income was $18.0 million for the year ended December 31, 1994, an increase of $1.1 million, as compared to $16.9 million in 1993. Net income was 28% and 33% of total revenues in the years ended December 31, 1994 and 1993, respectively.

         EBITDA. EBITDA was $36.7 million in the year ended December 31, 1994, an increase of $5.4 million, or 17%, as compared to $31.3 million in 1993. EBITDA was 58% of total revenues in 1994 as compared to 62% of total revenues in 1993. The dollar increase in EBITDA was due primarily to the increase in total revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company and its predecessors have financed their operations through a combination of debt and equity financing, vendor financing, bank financing, equipment leases and cash flow from operations. On August 5, 1993, the Company completed the sale of $175 million aggregate principal amount of the Senior Notes and $460.2 million aggregate principal amount of the Discount Notes in a public offering and received net proceeds of approximately $425.5 million. The original PAS-3 satellite was destroyed during a launch failure on December 1, 1994. The Company collected in 1995 the insurance proceeds in the amount of $214.0 million for the original PAS-3 satellite. On April 21, 1995, the Company completed the sale of 275,000 shares of the Preferred Stock in a public offering and received net proceeds of approximately $261.8 million. On September 27, 1995, the public offering of 18,920,000 shares of the Common Stock was completed. Of such shares, 14,324,324 shares of Common Stock were sold by the company and 4,595,676 shares of Common Stock were sold by certain selling stockholders. The Company received net proceeds of approximately $229.1 million from its sale of shares of Common Stock, but did not receive any of the proceeds from the sale of shares by the selling stockholders.

         The total cost for the construction and launch of PAS-5 and PAS-6, including launch insurance, certain components for spare satellites, ground facilities and related development expenses is estimated to be approximately $425 million. The Company expects to fund $296.3 million of such costs with the net proceeds of the offering of the Preferred Stock and $70.0 million of vendor financing. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is anticipated to be funded from future cash flow from operations and cash on hand.

         The total cost for the construction and launch of PAS-7 and PAS-8, including launch insurance, ground facilities and related development expenses (but excluding capitalized interest expense) is estimated to be approximately $420.0 million. The Company expects to fund $224.6 million of such costs with the net proceeds to it from the offering of the Common Stock. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is expected to be funded from vendor financing and future cash flow from operations.

         The Company believes that the net proceeds to it from the offerings of Preferred Stock and Common Stock, vendor financing, future cash flow from operations (assuming PAS-5 and PAS-6 are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund the Company's operations, its remaining costs for the construction and launch of PAS-5 and PAS-6, its anticipated minimum contractual commitments for the construction and launch of PAS-7 and PAS-8, as well as to pursue international opportunities for DTH services which may be identified by the Company in the future. Any additional costs due to cost overruns, delays or other unanticipated expenses are expected to be funded from additional vendor financing and future cash flow from operations. There can be no assurance, however, that the Company's assumptions with respect to the construction and launch costs for PAS-5, PAS-6, PAS-7 or PAS-8 will be correct, that under the terms of the Company's then-outstanding indebtedness and preferred stock it will be permitted to incur all of the vendor financing available to it, or that additional vendor financing and the Company's future cash flow from operations will be sufficient to cover any shortfall in funding for PAS-5, PAS-6, PAS-7 and PAS-8, or any such additional costs, or to pursue international opportunities for DTH services. The ability of the Company to incur any additional debt financing will be subject to the terms of the Company's outstanding indebtedness and preferred stock. There can be no assurance that the Company will be successful in obtaining such additional financing in the amounts or on terms acceptable to the Company. The failure to obtain such financing could have a material adverse effect on the Company's operations and its ability to accomplish its business plan.

         Cash flows provided by operating activities increased to $95.0 million in the year ended December 31, 1995, from $26.1 million in the year ended December 31, 1994, a decrease from $38.0 million in the year ended December 31, 1993. The increase in cash flows in 1995 was due primarily to increases in prepaid service revenue related to service contracts for PAS-4 and PAS-2 and to non-cash charges. The decrease in cash flows in 1994 was due primarily to capitalized interest.

         Net cash used in investing activities increased to $594.3 million in the year ended December 31, 1995 from $63.1 million for the year ended December 31, 1994, a decrease from $565.6 million in the year ended December 31, 1993. The 1995 increase primarily reflects the insurance proceeds received in the amount of $191.1 million (net of payments made directly to the satellite vendor) and the net proceeds of the offering of Preferred Stock and Common Stock used to fund $333.1 million in expenditures for the new satellite system under development and $488.8 million in expenditures used to purchase marketable securities. This compares to $300.2 million in expenditures for the satellite system under development during 1994 funded with $247.8 million from maturity of marketable securities. The 1994 decrease primarily reflects the sale and maturity of $247.8 million in marketable securities used to fund $300.2 million in expenditures on the new satellites and development of the PAS global satellite system during the year ended December 31, 1994, compared to the purchase of $298.9 million in marketable securities and $260.1 million in expenditures on the new satellites and development of the PAS global satellite system during the year ended December 31, 1993. Expenditures on other property and equipment, primarily at the Company's teleports in Homestead, Florida, Ellenwood, Georgia and Sylmar, California were $13.5 million, $10.5 million, and $6.8 million in 1995, 1994, and 1993, respectively.

         Cash flows from financing activities increased to $490.1 million in the year ended December 31, 1995, from $48.5 million in the year ended December 31, 1994, a decrease from $536.5 million in the year ended December 31, 1993. The 1995 increase was primarily attributable to the issuance of 275,000 shares of Preferred Stock by the Company in April 1995 for net proceeds of $263.5 million (excluding related costs incurred in the prior year) and the issuance of 14,324,324 shares of Common Stock for net proceeds of $229.1 million. The 1994 decrease primarily reflects $50.0 million received from Televisa in 1994 compared to the receipt of the net proceeds from the issuance of the 1993 Notes and $150.0 million received from Televisa in 1993.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Public Accountants...........................    F-2

Balance Sheets-- December 31, 1995 and 1994........................    F-3

Statements of Operations for Each of the Three Years Ended
   December 31, 1995...............................................    F-5

Statements of Stockholders' Equity and Partners' Equity for
   Each of the Three Years Ended December 31, 1995.................    F-6

Statements of Cash Flows for Each of the Three Years Ended
   December 31, 1995...............................................    F-7

Notes to Financial Statements......................................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of PanAmSat Corporation:

         We have audited the consolidated balance sheets of PanAmSat Corporation (a Delaware Corporation) and subsidiaries and predecessor entity as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and partner's equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries and predecessor entity as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles.


                                                           ARTHUR ANDERSEN LLP
Stamford, Connecticut,
March 27, 1996

                              PanAmSat Corporation

                                 BALANCE SHEETS

                                                         December 31,     December 31,
                                                     ----------------- ----------------
                                                             1995             1994
                                                          ----------       ----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................   $  13,562,113   $  22,854,209
     Accounts receivable, less allowance
           for doubtful accounts of $100,000.........       4,881,255       2,935,112
     Prepaid expenses and other current
     assets..........................................       5,594,999       3,756,377
     Tax distribution receivable.....................       -               6,671,967
                                                        -------------   -------------
TOTAL CURRENT ASSETS.................................      24,038,367      36,217,665

SATELLITES AND OTHER PROPERTY AND
      EQUIPMENT, AT COST.............................     609,927,311     336,024,281
Less:  Accumulated Depreciation and
          Amortization...............................    (79,177,520)    (48,148,548)
                                                        -------------   -------------
                                                          530,749,791     287,875,733

MARKETABLE SECURITIES................................     495,078,866      55,285,335

INSURANCE CLAIM RECEIVABLE...........................       -             191,084,380

SATELLITE SYSTEMS UNDER DEVELOPMENT..................     377,383,581     234,319,183

DEBT ISSUANCE COSTS (Net of amortization)............      11,414,920      13,375,564

OTHER ASSETS.........................................         154,287       2,097,443
                                                        -------------   -------------
TOTAL ASSETS.........................................  $1,438,819,812    $820,255,303
                                                        =============   =============

The accompanying notes are an integral part of these financial statements

                              PanAmSat Corporation


                                                                        December 31,      December 31,
                                                                   ------------------ -----------------
                                                                           1995            1994
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt........................        $    3,287,250    $  1,679,760
     Accounts payable.........................................               834,405       1,671,653
     Accrued interest.........................................             7,109,375       7,109,375
     Accrued liabilities and taxes............................             7,686,452       2,337,261
     Deferred revenue.........................................             6,009,836       1,427,351
                                                                       -------------    ------------
TOTAL CURRENT LIABILITIES.....................................            24,927,318      14,225,400

LONG-TERM DEBT................................................           575,283,661     510,202,286

DEFERRED INCOME TAXES.........................................            31,573,000        -

DEFERRED REVENUE..............................................            41,656,778      19,194,066

OTHER LIABILITIES.............................................               867,934       1,107,934
                                                                       -------------    ------------
     TOTAL LIABILITIES........................................           674,308,691     544,729,686
                                                                       =============    ============

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4% Mandatorily
     Exchangeable Senior Redeemable Preferred
     Stock, $0.01 par value, 20,000,000 shares
     authorized, 292,208 shares issued and outstanding,
     7,796 shares for accrued dividends.......................           287,648,667        -
                                                                       -------------    ------------
PARTNER'S INTEREST-CONDITIONALLY
     REDEEMABLE...............................................             -             194,590,623
                                                                       -------------    ------------
PARTNERS' EQUITY..............................................             -              80,934,994
                                                                       -------------    ------------
STOCKHOLDERS' EQUITY:
     Class A Common Stock, $0.01 par value,
         100,000,000 shares authorized, 40,459,432                           404,594        -
          shares issued and outstanding ......................
     Class B Common Stock, $0.01 par value,
         100,000,000 shares authorized, 40,459,431
          shares issued and outstanding.......................               404,594        -
     Common Stock, $0.01 par value, 400,000,000
          shares authorized, 19,081,137 shares issued
          and outstanding.....................................               190,812        -
     Additional paid-in-capital...............................           477,297,753        -
     Retained earnings........................................            (1,435,299)        -
                                                                       -------------    ------------
Total Stockholders' Equity....................................           476,862,454        -
                                                                       -------------    ------------
     TOTAL LIABILITIES AND EQUITY.............................        $1,438,819,812    $820,255,303
                                                                      ==============    ============

The accompanying notes are an integral part of these financial statements

                              PanAmSat Corporation
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1995, 1994, and 1993

                                                                ------------------------------------------------------
                                                                      1995              1994               1993
REVENUES:                                                          ----------        ----------         ----------
     Unaffiliated parties                                           $112,231,953       $ 58,710,472      $ 46,625,022
     Related parties                                                   3,922,824         5 ,033,434         4,172,601
                                                                   -------------       ------------      ------------
                                                                     116,154,777         63,743,906        50,797,623
OPERATING EXPENSES:
     Direct expenses-service agreements                                5,729,290          4,254,122         3,424,377
     Sales and marketing                                               9,542,672          7,179,192         4,461,456
     Engineering and technical services                               10,659,106          5,811,516         3,840,514
     General and administrative                                       15,687,798          9,767,705         7,065,592
     Depreciation and amortization                                    33,411,878         16,330,674         8,230,533
     Compensation expense related to
         corporate reorganization                                      8,341,040            -               -
     Other                                                               -                  -                 736,620
                                                                   -------------       ------------      ------------
                                                                      83,371,784         43,343,209        27,759,092

     INCOME FROM OPERATIONS                                           32,782,993         20,400,697        23,038,531

INTEREST INCOME                                                     (20,637,256)        (7,186,549)       (4,991,278)
INTEREST EXPENSE                                                      19,044,771          9,589,322        11,094,364
                                                                   -------------       ------------      ------------
     INCOME BEFORE INCOME TAXES                                       34,375,478

INCOME TAXES                                                          16,829,000
                                                                   -------------

     NET INCOME                                                       17,546,478       $ 17,997,924      $ 16,935,445
                                                                   -------------       ============      ============

      PREFERRED STOCK DIVIDEND                                        25,976,655
                                                                   -------------

     NET (LOSS) TO COMMON SHARES                                  $  (8,430,177)
                                                                   =============

PRO FORMA NET INCOME AND EARNINGS
     PER COMMON SHARE (UNAUDITED):
     HISTORICAL NET INCOME                                          $ 17,546,478       $ 17,997,924
     PRO FORMA ADJUSTMENT TO INCOME TAX  PROVISION                   (1,207,000)          7,245,000
                                                                   -------------       ------------

     PRO FORMA NET INCOME                                             18,753,478         10,752,924

     PREFERRED STOCK DIVIDEND                                         25,976,655            -
                                                                   -------------       ------------
     PRO FORMA NET INCOME (LOSS) TO
         COMMON SHARES                                             $ (7,223,177)        $10,752,924
                                                                   =============        ===========

     PRO FORMA EARNINGS (LOSS) PER
          COMMON SHARES                                            $      (0.08)        $      0.13
                                                                   =============        ===========

     PRO FORMA WEIGHTED AVERAGE
         NUMBER OF COMMON SHARES
         OUTSTANDING                                                  89,678,638         85,675,677
                                                                   =============        ===========

The accompanying notes are an integral part of these financial statements

                              PanAmSat Corporation
             STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' EQUITY


                                                                       Partner's            Common Stock
                                                                       Interest               Par Value      Additional
                                  Limited     General      Partners'   Conditionally   -------------------    Paid-In-      Retained
                                 Partners    Partners      Equity      Redeemable       Shares     Amount     Capital       Earnings
                             ------------    ---------    ----------  -----------     ---------- ---------  ------------   ---------
BALANCE, January 1, 1993    $ 48,606,804    $  490,977   $49,097,781  $ 50,000,000         -     $   -       $    -          $  -
   Net income                 16,766,091       169,354    16,935,445       -               -         -            -             -
   Distributions              (6,063,750)     (122,500)   (6,186,250)  (6,063,750)         -         -            -             -
   Contribution of
      partner's interest         -               -              -     150,000,000          -         -            -             -
                             ------------    ---------    ----------  -----------     ---------- ---------  ------------   ---------

BALANCE, December 31,1993      59,309,145     537,831    59,846,976   193,936,250          -         -            -             -
  Net income                   17,817,944     179,980    17,997,924        -               -         -            -             -
  Issuance of common stock       -              -            -             -                100         1          999          -
  Contributions, net              660,918       6,676       667,594       654,373          -         -            -             -
Contribution of limited
    partner's interest          2,422,500       -         2,422,500        -               -         -            -             -
                              -----------  ----------  ------------   -----------     ---------- ---------   ------------  ---------

BALANCE, December 31, 1994     80,210,507     724,487    80,934,994   194,590,623           100         1          999          -
  Net (loss) for period
    ending March 2, 1995       (6,924,930)    (69,949)   (6,994,879)       -               -         -            -             -
  Capital contribution of
    equity interest granted
    to an executive             3,849,300       -         3,849,300        -               -         -            -             -
  Contribution of assets and
    liabilities to PanAmSat
    Corporation and issuance of
    common stock              (77,134,877)   (654,538)  (77,789,415) (194,590,623)   99,692,550    996,925  248,487,113         -
  Cancellation of common
    stock upon reorganization
    to PanAmSat Corporation
    (Note 2)                        -            -            -             -              (100)        (1)       (999)         -
  Issuance of preferred stock       -            -            -             -              -         -            -             -
  Accretion and preferred
     dividends payable in kind      -            -            -             -              -         -            -     (25,976,655)
  Reverse stock split and
     issuance of Common Stock       -            -            -             -           307,450     3,075   228,810,640        -
  Net Income for the
     period of March 3, 1995
     through December 31, 1995      -            -            -             -              -         -            -       24,541,356
                               ----------- -----------   -----------   -----------  -----------  ----------  ------------ ----------

BALANCE, December 31, 1995    $     -      $     -      $     -       $     -       100,000,000 $1,000,000 $477,297,753 $(1,435,299)
                               ===========  ==========   ===========   ===========  ===========  ==========  ===========  ==========


The accompanying notes are an integral part of these financial statements

                              PanAmSat Corporation
                            STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                              1995                1994                  1993
                                                                              ----                ----                  ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                          $  17,546,478      $  17,997,924         $  16,935,445
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                                      33,411,878         16,330,674             8,230,533
         Deferred income taxes                                               8,677,000          -                   -
         Accretion of interest on senior subordinated
              discount notes                                                36,128,588         32,355,546            12,463,063
         Accretion of interest on marketable securities                    (1,004,072)          (484,390)           (3,625,676)
         Interest expense capitalized                                     (37,840,680)                              (8,999,916)
                                                                                             (41,038,656)
         Compensation expense granted as equity interest                     3,849,300          -                   -
         Changes in assets and liabilities:
           Increase in accounts receivable                                 (1,946,143)          (664,672)              (36,262)
           Increase in prepaid expenses and other current assets           (1,838,622)        (3,120,439)              (50,807)
           (Increase) decrease in tax distribution receivable                6,671,967        (6,671,967)           -
           (Decrease) increase in accounts payable                           (837,248)            996,779           (2,431,911)
           Increase (decrease) in accrued liabilities and taxes              5,169,191        (1,208,956)             9,757,488
           Increase in deferred revenue                                     27,045,197         11,603,136             5,786,692
           Decrease in other liabilities                                      (60,000)           (11,000)              (32,000)
           Debt issuance costs                                                -                  -                 (16,103,428)
                                                                          ------------      -------------        --------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                      94,972,834         26,083,979          21,893,221
                                                                          ------------      -------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                              (13,476,119)       (10,474,642)           (6,752,722)
     Expenditures for satellite systems under development                (333,051,711)      (300,217,208)         (260,133,861)
     Purchase of marketable securities                                   (488,789,459)          -                 (298,928,907)
     Proceeds from maturity of marketable securities                        50,000,000        247,753,638           -
     Proceeds from insurance claim receivable                              191,084,380          -                   -
     (Increase) decrease in other assets                                     (83,217)           (120,515)               256,779
                                                                                     -
                                                                          ------------      -------------        --------------
         NET CASH USED IN INVESTING ACTIVITIES                           (594,316,126)       (63,058,727)         (565,558,711)
                                                                          ------------      -------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                            -                   -                   440,000,421
     Partner's conditionally redeemable capital contribution                -                  50,000,000           150,000,000
     Capital contributions (distributions), net                             -                   1,321,967          (12,250,000)
     Proceeds from preferred stock offering, net                           263,377,104          -                   -
     Proceeds from issuance of Common Stock, net                           228,813,715          -                   -
     Deferred offering costs                                                -                 (1,705,093)           -
     Repayments of long-term debt                                          (2,139,623)        (1,082,762)           (2,188,317)
     Repayments of notes and distributions payable                          -                   -                  (22,975,000)
                                                                          ------------      -------------        --------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         490,051,196         48,534,112           552,587,104
                                                                          ------------      -------------        --------------
         NET (DECREASE) INCREASE IN CASH
           AND CASH EQUIVALENTS                                            (9,292,096)         11,559,364             8,921,614

     CASH AND EQUIVALENTS, beginning of year                                22,854,209         11,294,845             2,373,231
                                                                          ------------      -------------        --------------
     CASH AND EQUIVALENTS, end of year                                   $  13,562,113      $  22,854,209         $  11,294,845
                                                                          ============      =============        ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
       Cash received for interest                                        $  19,633,184      $  10,497,017         $     431,664
                                                                          ============      =============        ==============
       Cash paid for interest                                            $  20,756,864      $  18,015,432         $     521,842
                                                                          ============      =============        ==============
       Cash paid for taxes                                               $   8,845,000      $   -                 $ -
                                                                          ============      =============        ==============



The accompanying notes are an integral part of these financial statements

                              PanAmSat Corporation
                          NOTES TO FINANCIAL STATEMENTS

(1)      Principles of Presentation:

         On March 2, 1995, pursuant to the amended Exchange and Subscription Agreement and Plan of Reorganization, PanAmSat Corporation (the "Company"), PanAmSat, L.P. (the "Partnership") and its partners consummated various transactions whereby the Company acquired the Partnership and converted it to corporate form. In connection therewith, (i) Rene Anselmo and affiliated persons and entities (the "Anselmo Group") exchanged their interests in the Partnership for shares of Class A Common Stock representing approximately 49.66% of the outstanding common stock of the Company, (ii) Univisa Satellite Holdings, Inc. ("Univisa") exchanged its interest in the Partnership for shares of Class B Common Stock representing approximately 50.15% of the outstanding common stock of the Company and (iii) a partner of the Partnership exchanged his interest in the Partnership for shares of Common Stock representing approximately 0.19% of the outstanding common stock of the Company. The Amended and Restated Certificate of Incorporation of the Company provides, among other things, the holders of the Class A Common Stock with the ability to elect a majority of the Company's board of directors and the Anselmo Group and Univisa with a veto over certain significant corporate transactions of the Company. On September 27, 1995, the Company completed an initial public offering of 18,920,000 shares of common stock, including 4,595,676 shares held by certain selling stockholders, and received net proceeds of approximately $229 million.

         Prior to the conversion, the Partnership operated under terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") dated December 31, 1992. Univisa, a wholly owned subsidiary of Grupo Televisa, S.A. ("Televisa") and a general partner in the Partnership, made cash investments in partnership units of $200 million. Univisa had a right to redeem its $200 million investment in the Partnership which right was extinguished in connection with the conversion of the Partnership to corporate form. The general partners of the Partnership were PanAmSat, Inc. and Univisa, each of which owned 2,000 general partnership units. The Anselmo Group and Univisa each held an aggregate of 197, 258 and 198,000 limited partnership units, respectively.

         All assets and liabilities transferred were reflected at historical cost by the Company and the Partnership. Accordingly, the accompanying financial statements reflect the combined assets, liabilities, equity and operations of the Company and the Partnership as if they had operated as a single entity since their respective dates of organization. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(2)      Business description:

         The business of the Company is to operate an international telecommunications satellite system. The Company currently provides video, data and voice telecommunications services in North America, South America, Europe and Africa via its PAS-1 satellite ("PAS-1") and PAS-3 satellite ("PAS-3"), in the Asia-Pacific region via its PAS-2 satellite ("PAS-2") and in Europe, Africa and Asia via its PAS-4 satellite ("PAS-4"). PAS-1 was launched in June 1988, PAS-2 in July 1994, PAS-4 in August 1995 and PAS-3 in January 1996. The Company currently intends to construct and deploy additional satellites over the Atlantic, Atlantic, Indian, and Pacific ocean regions, respectively, (see Note 6 ). In addition, the Company intends to pursue direct to home ("DTH") services internationally, and has various arrangements relating to the provision of DTH services in Latin America and Spain (see Note 4). The development, launch and operation of telecommunications satellites involve significant risks of construction delays, launch delays, launch failure or damage to a satellite following its launch which may reduce its performance or result in its destruction. Such delays, launch failures or damage would adversely affect operating results.

         The Company holds a license from the Federal Communications Commission ("FCC") to operate PAS-1 in geostationary orbit at 45 degrees West longitude, PAS-2 at 191 degrees West longitude, PAS-3 at 43 degrees West longitude and PAS-4 at 68.5 degrees East longitude. The Company has obtained or applied for authorizations from the FCC for additional C/Ku-band hybrid satellites and for new Ka-band satellites. Conditional authority has been received for an additional satellite at 72 degrees East longitude. The Company has also filed applications with the FCC for additional C/Ku-band hybrid satellites at 194 degrees West longitude, 58 degrees West longitude, 43 degrees West longitude (to be co-located with PAS-3), 68.5 degrees East longitude (to be co-located with PAS-4), 79 degrees West longitude, and 93 degrees West longitude. The Company has filed applications with the FCC for Ka-band satellites at 58 degrees, 79 degrees, 43 degrees, 45 degrees, and 103 degrees West longitude, and at 169 degrees, 166 degrees, 68.5 degrees, and 72 degrees East longitude. The Company's wholly-owned subsidiary, PanAmSat Carrier Services, Inc., has an FCC authorization to provide common carrier service via PAS-1. The Company also holds licenses to provide domestic and international satellite communications services in France, Germany, the United Kingdom, Ecuador, Argentina, and Japan.

         The Company provides telecommunications services under long-term and occasional (spot) booking arrangements, a majority of which are with foreign entities, including Univisa affiliates.

         The following summarizes the Company's foreign and domestic sales:

                                                                             December 31,
                                                      ---------------------------------------------------------
                                                           1995                  1994                  1993
                                                      -------------          ------------          ------------
Sales to unaffiliated customers:

   United States.................................       $49,936,228           $26,175,302           $15,534,710
   Central and South America.....................        29,078,131            23,680,874            21,832,511
   Other foreign.................................        33,217,594             8,854,296             9,257,801
                                                      -------------          ------------          ------------
                                                       $112,231,953           $58,710,472           $46,625,022
                                                      =============          ============          ============

         Future cash payments expected from customers under all long-term arrangements for satellites in service, including PAS-3 (see Note 5), aggregate approximately $1.9 billion as of December 31, 1995, excluding any DTH service agreements described in Note 4. Such cash payments may be reduced for outage or transponder failure and may be further reduced for "lowest price" provisions for like transponder capacity given to similarly situated customers. Approximately $173 million of such arrangements at December 31, 1995 are terminable at the customer's option after a minimum service period.

(3)      Summary of Significant Accounting Policies:

Use of Estimates--

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

Revenue recognition--

         The Company enters into contracts to provide satellite capacity and related services. These contracts generally provide for the use of satellite and, in certain cases, earth station and teleport facilities for periods ranging from one year to the life of the satellite. Virtually all contracts stipulate payment terms in U.S. dollars.

         Service agreements and occasional (spot) services. Revenues under service agreements and occasional (spot) services are recognized as services are performed and billed. The Company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, the Company is not obligated to refund payments previously made.

         Transponder contracts. Long-term transponder contracts provide for use of a transponder for the life of the transponder. Payments for the transponder are made over a shorter period, usually seven years. Uncured transponder failures during the payment period result in cessation of customer payments. The Company is not required to refund any portion of customer payments if a transponder fails. The economic risk of loss passes to the customer upon receipt of final payment by the Company.

         Revenue under transponder contracts is recognized ratably over the payment period, and a pro rata share of the cost of the satellite system and a pro rata share of future telemetry, tracking and control ("TT&C") costs for the life of the satellite are expensed over the same period. Accordingly, no revenue will be recognized beyond the payment period, usually seven years, and all estimated costs related to these transponders will have been recognized as of the final payment date. Revenues of approximately $3.6 million, $4.5 million, and $4.5 million for the years ended December 31, 1995, 1994 and 1993, respectively, are included in the accompanying statements of operations relating to such contracts.

Cash and cash equivalents--

         Cash and cash equivalents consists of cash on hand and highly liquid investments with original maturities of three months or less.

Accounts receivable--

         Accounts receivable include amounts earned under service agreements and occasional (spot) services which are billable as performed.

Marketable securities --

         Marketable securities consist of debt securities issued by the United States Treasury and other U.S. government corporations and agencies, corporate debt securities and other debt securities (primarily investments in money market funds consisting of the aforementioned securities) and have maturity dates within one year. The carrying amounts of these securities are approximately $111.8 million, $124.8 million and $257.2 million, respectively. In 1994, marketable securities consisted of securities issued by the United States Treasury. The Company has classified all debt securities as held-to-maturity and, accordingly, are recorded at amortized cost, which approximates fair value. Money market funds are recorded at cost plus accrued interest, which approximates fair value. Also included at December 31, 1995 and 1994 is approximately $1.2 million and $4.4 million, respectively, of cash. Proceeds of these securities and cash are intended to be used for the satellite systems under development and, accordingly, are classified as long-term. Under terms of certain long-term debt agreements, approximately $4.6 million and $55.3 million as of December 31, 1995 and 1994, respectively, are restricted for this purpose.

Satellites and other property and equipment--

         Satellites and other property and equipment are stated at historical cost. The cost of the PAS-1, PAS-2, and PA-4 satellite system includes all construction costs, incentive obligations, launch costs, launch insurance, direct development costs, and capitalized interest. Substantially all other property and equipment consists of the Company's teleport facilities.

         Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

                                                           Estimated Lives
    PAS-1, PAS-2, PAS-3  and PAS-4 satellite               ---------------
    system......................................                13,15
    Communications equipment....................                  7
    General support equipment...................                 5-10
    Buildings...................................                  25

         The estimated useful lives of the satellites were determined by an engineering analysis performed at the in-service dates. The original estimated useful lives are periodically reviewed using current TT&C data provided by various service providers. To date, no significant change in the original estimated useful lives has resulted. The telecommunications industry is subject to rapid technological change which may require the Company to revise the estimated useful lives of its satellites and communications equipment or to adjust their carrying amounts.

         Research and development costs and maintenance and repairs are charged to operations as incurred.

Satellite systems under development--

         Expenditures for satellite systems under development include construction, launch and launch insurance progress payments, certain direct development costs, capitalized interest, and components for a spare satellite (see Note 6).

         Cost of satellites which are lost at launch are carried, net of any insurance proceeds, in satellite systems under development. The remaining net amounts are depreciated proportionately over the estimated useful lives of related satellites placed in service.

Debt issuance costs--

         Debt issuance costs relate to the issuance of the Company's 9 3/4% Senior Secured Notes ("Senior Secured Notes") and the Company's 113/8% Senior Subordinated Discount Notes ("Discount Notes") in August 1993. These costs totaled approximately $16.2 million at December 31, 1995, and are being amortized over the life of the Notes using the interest method. The accumulated amortization at December 31, 1995 is approximately $4.7 million. Also included in other assets at December 31, 1994 are deferred costs of approximately $1.7 million incurred in connection with the offering of the Company's 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock ("Preferred Stock") completed in April 1995.

Income taxes--

         As a result of the conversion of the Partnership to a corporation on March 2, 1995, the Company files corporate federal and state income tax returns. This change in tax status was recognized by establishing deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheet (see Note 9).

         The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment.

Pro forma earnings per share--

         The unaudited proforma earnings per share have been calculated and presented on a pro forma basis (i) to reflect the proforma adjustments to the income tax provision as if the Company had been incorporated and (ii) as if the shares issued to effect the conversion of the Partnership to corporate form and to effect a .859399 for 1 reverse split of the Company's common stock on September 15, 1995 were outstanding for all periods presented and (iii) to reflect the weighted average number of common shares issued in the Company's initial public offering. Common stock equivalents which are antidilutive have been excluded from the calculations.

Net income (loss) allocation--

         The Partnership Agreement had provided that profits and losses of the Partnership be allocated among the partners' percentage interests.

Newly Issued Accounting Standards--

         In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued. The Company plans to adopt SFAS No. 121 in 1996, and believes that this accounting standard will not have a material impact on the Company's financial position and its results of operations.

         In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued. The Company plans to adopt the disclosure requirements of SFAS No. 123 in 1996.

(4)      DTH  Service Agreements and Joint Ventures:

         During the third quarter of 1994, the Company announced its intention to provide DTH services in Latin America. In connection therewith, the Company and Televisa signed a binding memorandum of understanding in the first quarter of 1995 (the "Original MOU") to put into operation a digital DTH satellite television broadcasting business covering Latin America, the Caribbean and certain areas of the southern United States.

         In November 1995, the Company announced that it would serve as a satellite service provider for the Latin America DTH service ("Latin America DTH") to be offered by the Globo Organization ("Globo"), Televisa, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI").

         On February 29, 1996, the Company signed a binding letter agreement with Globo, Televisa and News Corp. (the "1996 Letter Agreement") to provide service to a series of joint ventures (the "Latin America JVs") to be formed by them and TCI on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. This capacity would enable the Latin America JVs to broadcast to Latin America, the Caribbean, and certain areas of the southern United States approximately 500 digital channels and to permit distribution of program packages of approximately 120 digital channels to specific market areas. Also under the 1996 Letter Agreement, Globo, Televisa, and News Corp. have agreed to proportionally guarantee 100 percent of the fees for transponder services to the Latin America JVs. These guarantee obligations may be assigned to TCI and, with the Company's prior written consent, to new equity participants in the Latin America JVs. The Company will receive minimum service fees equivalent to the Company's best estimate of the cost per transponder to the Company of designing, launching, operating and insuring each satellite for the transponders used by the Latin America JVs. The Company also will receive additional revenue based on subscriber revenues of the Latin America JVs above a certain threshold, except that the transponders on PAS-3 and PAS-6 that will be used by the Latin America JV operating in Brazil will be charged on a fixed fee basis.

         Under a verbal agreement with Televisa, the Company would be granted an option for ten years to obtain 10- to 15-percent interests from Televisa in the Latin America JVs that would service Latin America, the Caribbean and the southern United States, but not Brazil. The purchase price would be equal to the Company's pro rata share of Televisa's aggregate contributions to the Latin America JVs providing such service, less all distributions by such Latin America JVs to Televisa, plus interest. The Company has no interest nor any options to acquire an interest in the Latin America JV that will provide DTH service in Brazil. Upon the execution of binding agreements incorporating the verbal agreements in principle and relating to the Spain joint venture with Televisa described below, the Original MOU will be terminated.

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

         The Company also has significant investments in and commitments for PAS-5 and PAS-6 (see Note 6) which it intends to use in the proposed DTH business. Globo, Televisa and News Corp. plan to enter into one or more definitive agreements to implement the terms agreed in and contemplated by the 1996 Letter Agreement. The Company's acquisition of an option to acquire equity interests in certain of the Latin America JVs and the joint venture in Spain is subject to the execution by such parties of such definitive agreements and to the Company's execution of definitive agreements with Televisa. No assurance can be given that such definitive agreements will be consummated, or that the Latin America JVs or the joint venture in Spain will be successful.

(5)      Satellites and Other Property and Equipment:

         The Company's principal operating assets consist of PAS-1, PAS-2 and PAS-4. The Company has in-orbit insurance coverage of $60 million for PAS-1 through August 26, 1996. In-orbit insurance coverage for PAS-2 and PAS-4 of $204 million and $227 million, respectively, expires on May 21, 1997. In-orbit insurance for PAS-3 is covered under its launch insurance policy for 180 days subsequent to its launch in January 1996. Thereafter, the Company intends to obtain in-orbit insurance similar to that obtained for the other satellites in service. The Company operates terrestrial sites and network control centers in Homestead, Florida, Ellenwood, Georgia and Sylmar, California.

         Satellites and other property and equipment balances are as follows:

                                                                   December 31,
                                                        -------------------------------
                                                              1995              1994
                                                        ---------------   -------------
Satellites in service (PAS-1, PAS-2 and PAS-4).......    $568,338,771      $307,810,877
Buildings and leasehold improvements.................      14,554,391         9,791,328
Communications and support equipment.................      25,057,147        17,173,510
Land.................................................       1,977,002         1,248,566
                                                        ---------------   -------------
                                                          609,927,311       336,024,281

Less: Accumulated depreciation and amortization......     (79,177,520)      (48,148,548)
                                                        ---------------   -------------
                                                       $  530,749,791    $  287,875,733
                                                        ===============   =============


         Upon the successful launch of PAS-2 in July 1994, a consultant was granted a limited partnership interest in the Partnership from the Anselmo Group. As a result, the Partnership recognized an increase to the cost of PAS-2 of approximately $2.4 million with an offsetting increase to capital reflecting its best estimate of fair value. Such additional non-cash costs are being depreciated over the estimated useful life of PAS-2. On February 19, 1996 the PAS-3 satellite was placed in service. As a result, approximately $228.0 million of costs included in satellite systems under development at December 31, 1995 was transferred to satellites in service during the first quarter of 1996.

(6)      Satellite Systems Under Development:

         The Company has contracted with Hughes Aircraft Company ("Hughes") to construct a satellite, PAS-5, to be deployed over the Atlantic Ocean region. The Company has also contracted with Space Systems/Loral ("Loral") for the construction of an additional satellite, PAS-6, to be deployed over the Atlantic Ocean region. PAS-5 and PAS-6 will be suitable for DTH broadcast purposes and are scheduled to be delivered in 1997 and 1996, respectively.

         The Hughes PAS-5 and Loral PAS-6 contract terms include progress payments payable monthly during the period of the satellites' construction and incentive obligations payable monthly with interest at 10% and 9.5% per annum, respectively, over a period of 10-15 years, scheduled to commence after the delivery and launch of the satellites. The incentive obligations are subject to reduction or refund (as applicable) if the satellites fail fully to meet specific technical operating standards. The contracts contain rights to cancellation, which would result in the forfeiture of all progress payments with escalating termination payments.

         The Company has a binding memorandum of understanding with Loral for the construction and delivery of two satellites, PAS-7 and PAS-8, with options to purchase additional satellites and/or replacement satellites for PAS-6, PAS-7 or PAS-8. The Company is in final negotiations with Loral of a definitive contract. Loral has procured certain components that would be used for construction of PAS-7 and PAS-8.

         The Company has entered into launch contracts with Lockheed-Khrunichev-Energia International, Inc. (now know as International Launch Services) ("LKE") for the launch of three satellites and Arianespace S.A. ("Arianespace") for the launch of one satellite. The Company expects to launch PAS-5 and PAS-8 under the LKE contract from Khazakhstan using Proton rockets and PAS-6 using an Ariane V launcher. The Company has also entered into a multi-launch agreement ("Multi-Launch Agreement") with Arianespace which provides for the launch of PAS-7 with an option to launch up to three additional satellites. The launch contracts provide that the Company may terminate such contracts at its option, and the contracts include termination liability schedules that increase in magnitude as the timing of any such termination approaches the date of launch. The maximum liability, calculated in accordance with such schedules, for launch services that have been ordered in connection with any individual launch (including postponement fees) is approximately $45.0 million. Payments made by the Company prior to the Company's election to terminate any such launch contract are offset against any such liability owed.

         The Company has obtained a policy for up to $230 million of launch insurance for both PAS-5 and PAS-6, respectively.

         The Company expects the total cost (including costs for engineering, construction, launch, launch insurance, direct development costs and certain components for a spare satellite) of PAS-5, PAS-6, PAS-7, and PAS-8 to be approximately $845 million, of which the Company has paid $135 million at December 31, 1995. The Company has contracted commitments for approximately $533 million excluding amounts paid through December 31, 1995 related to its satellite systems under development.

(7)      Long-Term Debt:

                                                                               December 31,
                                                                  ------------------------------------
                                                                         1995              1994
                                                                   ----------------   ---------------
9 3/4% Senior Secured Notes due 2000 (a)...................          $175,000,000      $175,000,000

113/8% Senior Subordinated Discount Notes due 2003--
   accreting to $460,206,000 in August 1998 (including
   accreted interest of $80,947,197 and $44,818,609 at
   December 31, 1995 and 1994, respectively) (b)...........           345,947,618       309,819,030

Incentive obligations--payable to Hughes Aircraft
   Company, Inc.  in monthly installments including
   interest at 10% collateralized by a security
   interest in three transponders on PAS-2 and PAS-4,
   respectively...........................................             55,111,069        23,799,687

Deferred satellite performance incentive-payable to
   GE Astro in equal monthly installments of $66,075
   including interest at 10%, maturing September 1998;
   collateralized by a security interest in the
   proceeds of future transponder sales from PAS-1.......               1,899,661         2,471,208

Note payable--payable to Hughes Network Systems, Inc.
   in monthly installments including interest at 8.5%
   collateralized by communications equipment............                 612,563           792,121
                                                                   ----------------   ---------------
                                                                      578,570,911       511,882,046

Less--Current maturities.................................               3,287,250         1,679,760
                                                                   ----------------   ---------------
                                                                     $575,283,661      $510,202,286
                                                                   ================   ===============

-------------------
(a) Interest on the Senior Secured Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 1994. Interest incurred for the years ended December 31, 1995 and 1994 totaled approximately $17 million per year. The Senior Secured Notes are redeemable after August 1, 1998, in whole or in part, at the option of the Company, at a price of 101.625% declining to 100% of principal plus accrued and unpaid interest, if any, to the date of redemption. The Senior Secured Notes rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all Senior Debt (as defined in the indenture for the Senior Secured Notes). The Senior Secured Notes are secured by liens on certain assets of the Company, including PAS-1, PAS-2, PAS-3 and PAS-4.

(b) Interest on the Discount Notes accretes prior to August 1, 1998 at which time the principal outstanding will be approximately $460.2 million. Interest accreted for the year ended December 31, 1995 and 1994 totaled approximately $36.1 million and $32.3 million, respectively. After August 1, 1998, interest on the Discount Notes will be payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 1999. The Discount Notes are not redeemable prior to August 1, 1998. Thereafter, the Discount Notes are redeemable, in whole or in part, at the option of the Company, at a price of 104.266% declining to 100% of principal plus accrued and unpaid interest, if any, to the date of redemption. The Company will be required to redeem 25% of the original aggregate principal amount of the Discount Notes at a redemption price equal to 100% of the principal amount thereof together with accrued and unpaid interest each of August 1, 2001 and August 1, 2002. The Discount Notes are unsecured and are subordinated in right of payment to all present and future Senior Debt of the Company, including the Senior Secured Notes.


         The indentures relating to the Senior Secured Notes and Discount Notes contain restrictive covenants that, among other things, impose limitations on the Company and its subsidiaries with respect to their ability to (i) incur additional indebtedness; (ii) make certain investments; (iii) sell assets or apply the proceeds therefrom; (iv) enter into transactions with affiliates and
(v) pay dividends. Under the financial covenants included in these restrictions the Company is not currently permitted to incur additional indebtedness, except as described below, or to make certain investments or pay dividends.

         Under terms of the Senior Secured and Discount Notes, the Company is limited to borrowing up to $30 million of additional bank debt and/or $15 million of debt in connection with the purchase of certain communications equipment, excluding satellite incentive obligations for PAS-1, PAS-2, PAS-3, and PAS-4. No such indebtedness or availability of such indebtedness existed at December 31, 1995.

         Annual maturities of long-term debt are as follows:

 Year Ending December 31,                                    Amount
 -----------------------------                          ----------------
 1997...............................................     $     3,628,287
 1998...............................................           3,777,872
 1999...............................................           3,317,123
 2000...............................................         178,664,480
 2001 and thereafter................................         385,895,899
                                                        ----------------
                                                         $   575,283,661
                                                        ================


         The fair value of the Company's debt exceeded the carrying value by approximately $29.4 million at December 31, 1995. Capitalized interest totaled approximately $37.8 million and $41.0 million in 1995 and 1994, respectively, and is included in satellite systems under development.

(8)      Preferred Stock:

         On April 21, 1995, the Company consummated the sale of 275,000 shares of Preferred Stock and received proceeds of approximately $261.5 million, net of underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $2.5 million. The Company anticipates that all of such net proceeds will be applied to the development, construction and launch of PAS-5 and PAS-6.

         Dividends on the Preferred Stock are payable quarterly in arrears commencing on July 15, 1995. On or before April 15, 2000, the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After April 15, 2000, dividends may be paid only in cash. As of December 31, 1995, 300,004 shares have been issued and accrued.

         The Preferred Stock is not redeemable prior to April 15, 2000. On or after April 15, 2000, the Preferred Stock is redeemable at the option of the Company, in whole or in part from time to time at a redemption price of 106.375% declining to 100% of liquidation value plus accrued and unpaid dividends. The Preferred Stock is subject to mandatory redemption in whole on April 15, 2005 at a price equal to the liquidation preference thereof plus accrued and unpaid dividends. Subject to certain conditions, the Company will be required to exchange all the outstanding shares of Preferred Stock into the Company's 12 3/4% Senior Subordinated Notes due 2005 as soon as practicable following the date that such exchange is permitted by the terms of the Senior Secured Notes and the Discount Notes.

         The fair value of the Company's Preferred Stock exceeded the carrying value by approximately $39.6 million at December 31, 1995.

(9)      Income Taxes:

         Prior to the conversion, the Partnership was not subject to federal or state income taxes. The partners were required to report their share of income or loss in their respective income tax returns. Under terms of the Partnership Agreement, quarterly distributions were required for income taxes for each year that the Partnership had taxable income. Such distributions were calculated using the highest effective combined U.S. federal, state, local and foreign tax rate that was imposed on any partner which was a U.S. person with respect to such partner's allocable share of taxable income of the Partnership for such taxable year. Such tax distributions totaled approximately $12.3 million for the year ended December 31, 1993. At December 31, 1994, the Partnership was owed approximately $6.7 million from its partners for quarterly tax distributions made prior to the launch of PAS-2, which resulted in a loss for the year ended December 31, 1994. Such amounts were repaid in 1995.

         Taxable income (loss) for the Company and its predecessor entities was approximately $3.4 million, $(5.5 million) and $29.0 million for 1995, 1994 and 1993, respectively. Substantially all of the difference between the Company's and its predecessors' book income and taxable income (loss) is attributable to differences in depreciation for tax and financial reporting purposes and customer deposits. As a result of the Partnership conversion, a net deferred tax liability of approximately $22.9 million was recorded March 2, 1995, the conversion date.

         The temporary differences that give rise to the net deferred tax liability and their approximate tax effects as of December 31, 1995 are as follows (in thousands):

  Satellites and other property and equipment..................       $52,199
  Customer deposits............................................       (16,694)
  Other........................................................        (3,932)
                                                                     ---------
     Net deferred tax liability................................       $31,573
                                                                     =========


         The components of the provision for income taxes for the period March 2, 1995 through December 31, 1995 are as follows (in thousands):

Current provision
   Federal..............................................          $ 7,191
   State................................................              961
Deferred provision......................................            8,677
                                                                ----------
         Total provision................................          $16,829
                                                                ==========


         The principal difference between the tax provision computed by applying the statutory federal tax rate and the actual provision is due to state income and net worth taxes. Substantially all the difference between the Company's income for financial reporting purposes and taxable income is attributable to differences in depreciation and customer deposits for tax and financial reporting purposes. Subject to review by the Internal Revenue Service, the Company has approximately $3.0 million of alternative minimum tax credit carryforwards which have no expiration date.

Pro Forma Tax Effects (unaudited)--

         The accompanying statements of operations present, on an unaudited pro forma basis, net income for the years ended December 31, 1995 and 1994 as if the Company had been taxed at corporate federal and state tax rates and as if the conversion occurred on January 1, 1994. The pro forma tax effects assume the net deferred tax liability as described above would have been provided as the related temporary differences arose.

         The components of the pro forma provisions for income taxes for the years ended December 31, 1995 and 1994 are as follows (in thousands):

                                                  Year Ended            Year Ended
                                               December 31, 1995     December 31, 1994
                                             ---------------------  -------------------
Current (benefit) provision
   Federal..................................        $   5,444             $  (1,997)
   State....................................              832                  (218)
Deferred provision..........................            9,346                 9,460
                                                  ------------          ------------
         Total pro forma provision..........        $  15,622             $   7,245
                                                  ============          ============



         The pro forma provisions for income taxes for the years ended
December 31, 1995 and 1994 are reconciled to the amounts computed by applying the statutory federal tax rate to income before taxes as follows (in thousands):

                                                                  Year Ended            Year Ended
                                                               December 31, 1995     December 31, 1994
                                                             --------------------   --------------------
Statutory rate..............................................       $    12,031           $     6,299
Permanent differences.......................................             1,371                    --
State income taxes, net of federal benefit..................             2,220                   946
                                                                   ------------          ------------
         Total pro forma provision for income taxes.........       $    15,622           $     7,245
                                                                   ============          ============


         Substantially all of the difference between the Company's income for financial reporting purposes and pro forma taxable income is attributable to the difference in depreciation and customer deposits for tax and financial reporting purposes, and, in 1995, the permanent difference created by a $3.8 million charge related to a grant of a limited partnership interest in the Partnership to the Executive Vice President of the Company, for which the income tax benefit was specially allocated to the Anselmo Group.

(10)     Related Party Transactions:

         The Company has employment agreements with Frederick A. Landman and Robert Bednarek which terminate December 31, 1996 and June 6, 1996, respectively, subject to automatic annual renewal. Total annual compensation is $820,000 under these agreements.

         The Company has earned revenues of approximately $3.9 million, $5.0 million, and $4.2 million for 1995, 1994 and 1993, respectively, from entities affiliated with Univisa. In addition, approximately $41 million and $18 million of the Company's expected future cash payments at December 31, 1995 and 1994 for PAS-1 and PAS-3 under long-term arrangements are from the same entities. Included in other assets is $600,000 due from Univisa for certain reimbursable fees paid by the Company.

         The Company had a commitment to purchase certain equipment for a minimum of $2.2 million in connection with the DTH venture described above. This commitment has been canceled by the Company and any costs associated with this termination will be reimbursed by Televisa under a separate indemnification agreement.

         Certain engineering and technical services are provided by Rubin Bednarek & Associates, a firm in which an executive of the Company, Robert Bednarek, was a principal until December 31, 1995. Fees paid to this firm were approximately $1,435,000, $1,097,000 and $524,000 for each of the three years in the period ended December 31, 1995.

(11)     Employee Benefit Plans:

Non-Qualified Plans--

         In December 1991, a predecessor company adopted non-qualified phantom stock plans. In connection with the conversion of the Partnership into a corporation, the plans were assumed by the Company and the Partnership recorded a compensation charge and a liability of approximately $2.8 million, which was the estimated fair value of the phantom shares at that time. The Company was obligated to adjust this liability at each balance sheet date to the then current estimate of fair value. Accordingly, the Company recorded additional charges of $1.7 million in 1995. The liability was paid in connection with the Company's initial public offering.

         Also in connection with the conversion of the Partnership, the Executive Vice President of the Company was granted a Partnership interest from the Anselmo Group which was exchanged for Class A common stock upon the consummation of the conversion. As a result, the Partnership recorded a non-recurring compensation charge of approximately $3.8 million with an offsetting increase to capital.

1995 Stock Plan--

         Effective March 2, 1995, the Company adopted the PanAmSat Corporation Long-Term Stock Investment Plan (the "Stock Plan"), which provides for the granting of non-qualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers and other key employees of the Company, and to other service providers, including independent contractors of the Company. Restricted stock, performance units and performance shares may be granted in the discretion of the Committee (as defined below) on such terms as the Committee may decide. The maximum number of shares of common stock which may be issued under the Stock Plan is 5,000,000, and the maximum number of shares of common stock which may be issued to any grantee pursuant to the Stock Plan is 2,000,000. The Stock Plan is administered by a committee of the Board of Directors (the "Committee") consisting of at least two directors of the Company. As of December 31, 1995, options for 1,047,800 shares of common stock have been granted under the Stock Plan, including options for 100,000 shares granted to non-employees. At March 29, 1996, 1,040,975 options are exercisable at $17.00 per share beginning on September 21, 1996 and vest ratably over five years and 50,000 options are exercisable at $23.375 per share beginning in January 1997 and vest ratably over five years.

(12)     Commitments and Contingencies:

         Orbital control of satellites in service is maintained by various service providers under long-term TT&C agreements. Total annual TT&C costs for satellites in service is approximately $5.2 million per year. TT&C costs are included in Engineering and Technical Services and are generally expensed on a straight-line basis over the term of the agreement.


         The Company has commitments for operating leases primarily relating to equipment and its executive office facilities in Greenwich, Connecticut. These leases contain escalation provisions for increases in rental due to increased real estate taxes and operating expenses. Minimum annual rentals of all leases, exclusive of increases in real estate taxes and operating assessments, are as follows (000's):



   1996................................................       $ 685,359
   1997................................................         629,811
   1998................................................         610,361
   1999................................................         607,060
   Thereafter..........................................       1,859,281
                                                            ------------
                                                            $ 4,391,872
                                                            ============



         Total rent expense approximated $825,000, $546,000 and $485,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         In March 1996, Comsat Corporation ("Comsat") initiated an action seeking compensatory damages of $250 million and unspecified punitive damages against the Company, Televisa and News Corp. The complaint alleges that the Company interfered with the alleged termination, by News Corp., of an alleged contract between Comsat and News Corp.
The Company believes this action is without merit and intends to vigorously contest this matter.

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors is currently fixed at five members. Directors' terms currently extend until the next annual meeting of stockholders or until their earlier death, resignation or removal. Executive officers and other officers are elected or appointed by, and serve at the pleasure of, the Board of Directors of the Company.

         The following table sets forth information concerning the Company's directors and executive officers as of April 2, 1996:

Name                      Age  Position

Frederick A. Landman.....  48  President, Chief Executive Officer and Director
Lourdes Saralegui........  34  Executive Vice President and Director
Patrick J. Costello......  39  Chief Financial Officer
Robert A. Bednarek.......  38  Senior Vice President, Engineering and Operations
James W. Cuminale........  43  Senior Vice President and General Counsel
Reverge Anselmo..........  33  Director
Lawrence W. Dam..........  49  Director
Guillermo Canedo White...  36  Director


         Frederick A. Landman has been President and Chief Executive Officer of the Company since September 1995. From October 1994 to September 1995, Mr. Landman was President and Chief Operating Officer of the Company. Mr. Landman has also been a Class A Director of the Company since October 1994. He has been associated with the Company and its predecessors in an executive capacity since 1984. Prior to 1984, Mr. Landman was Executive Vice President at Galavision, Inc., the pay cable television service of Spanish International Network, Inc. (now known as Univision) ("SIN"). As Executive Vice President of SIN, Mr. Landman supervised the successful transition from terrestrial to satellite delivery of SIN's television programming. SIN was the first U.S. commercial network to utilize satellite distribution for all of its programming. Mr. Landman began his 11-year career at SIN in 1973 in the research department. Rene Anselmo was Mr. Landman's father-in-law.

         Lourdes Saralegui has been Executive Vice President and a Class A Director of the Company since October 1994. Ms. Saralegui has been associated with the Company and its predecessors since 1984. Prior to becoming Executive Vice President, Ms. Saralegui served as Assistant to the Chairman, Director of Development Broadcast Transponder Sales and Fixed International Broadcast Services, and Vice President.

         Reverge Anselmo has been a Class A Director of the Company since September 1995. He has held several positions with the Company, including Regional Vice President, Latin America, from 1993 to 1995, and Regional Vice President, Europe, from 1991 to 1993. Mr. Anselmo is the son of the late Rene Anselmo, the Company's founder and former Chairman of the Board.

         Lawrence W. Dam has been a Class B Director of the Company since October 1994. Mr. Dam has been President of USHI and Univisa, Inc., subsidiaries of Televisa, since September 1993 and a member of the Board of Directors of Univisa, Inc., since 1987. From 1987 to 1993, he was Vice President and General Counsel of Univisa, Inc. Mr. Dam is a member of the Board of Directors of Verdugo Banking Company and has been a member of the Board of Directors of PTI Holdings, Inc. and a member of the Management Committee of Univision Network, L.P. since September 1993.

         Guillermo Canedo White has been a Class B Director of the Company since July 1995. Mr. Canedo White has been a member of the Board of Directors of Televisa since 1990 and its Vice President of Finance and Corporate Planning since 1994. From 1990 to 1994, Mr. Canedo served in various capacities at Televisa, including as Chief Financial Officer and as Vice President of Strategic Planning.

         Patrick J. Costello joined the Company in 1992 as Chief Financial Officer. From 1985 through 1992, Mr. Costello was a practicing Certified Public Accountant. Mr. Costello provided tax, accounting and management advisory services to the Company from 1987 to May 1992.

         Robert A. Bednarek has been Senior Vice President, Engineering and Operations of the Company since January 1996. He joined the Company in 1990 as a Vice President. Mr. Bednarek was formerly Vice President of Rubin, Bednarek & Associates, a communications engineering consulting firm, of which he is a co-founder. Prior to co-founding Rubin, Bednarek & Associates, he was Deputy Chief Scientist at the Corporation for Public Broadcasting. As a member of Rubin, Bednarek & Associates, Mr. Bednarek provided services to the Company from 1984 to 1990.

         James W. Cuminale joined the Company as General Counsel in March 1995. In January 1996, Mr. Cuminale was elected Senior Vice President and General Counsel. From 1983 to 1995, Mr. Cuminale was a partner in the law firm of Ivey, Barnum & O'Mara. As a partner of Ivey, Barnum & O'Mara, Mr. Cuminale provided legal services to the Company from 1991 to 1995.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1996 Annual Meeting of Stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1996 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1996 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)   1.     Financial Statements

                           See Index to Financial Statements on Page 39.

                    2.     Financial Statement Schedules

                           Financial Statement schedules are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

              (b)   Reports on Form 8-K

                           During the last quarter of fiscal 1995, the Company
did not file any Reports on Form 8-K with the Securities and Exchange
Commission.

              (c)   Exhibits

  2.1 Exchange and Subscription Agreement and Plan of Reorganization, dated as of October 5, 1994.3

  2.2 Amendment No. 1 to Exchange and Subscription Agreement and Plan of Reorganization, dated as of February 28, 1995.7

  3.1        Amended and Restated Certification of Incorporation of the
             Registrant.12

  3.2        By-Laws of the Registrant.2

  4.1 Indenture (including form of note) among PanAmSat, L.P., PanAmSat Capital Corporation and First Trust National Association, as Trustee, relating to the 9 3/4% Senior Secured Notes due 2000, dated as of August 5, 1993.3

  4.2 Indenture (including form of note) among PanAmSat, L.P., PanAmSat Capital Corporation and United States Trust Company of New York, as Trustee, relating to the 11 3/8% Senior Subordinated Discount Notes due 2003, dated as of August 5, 1993.3

  4.3 Pledge Agreement by PanAmSat, L.P., in favor of First Trust National Association, dated as of August 5, 1993.3

  4.4 Security Agreement between First Trust National Association and PanAmSat, L.P., dated as of August 5, 1993.3

  4.5 Escrow and Disbursement Agreement among The Chase Manhattan Bank of Connecticut, N.A., First Trust National Association, United States Trust Company of New York, PanAmSat L.P. and PanAmSat Capital Corporation, dated as of August 5, 1993.3

  4.6 Mortgage Deed of PanAmSat, L.P. to First Trust National Association, as Trustee dated July 27, 1993.3

  4.7 First Supplemental Indenture among PanAmSat, L.P., PanAmSat Capital Corporation, PanAmSat Licensee Corp. and First Trust National Association, Trustee, dated as of February 2, 1994, relating to the 9 3/4% Senior Secured Notes due 2000.3

  4.8 First Supplemental Indenture among PanAmSat, L.P., PanAmSat Capital Corporation, PanAmSat Corporation and United States Trust Company of New York, as Trustee, dated as of February 28, 1995 relating to the 11 3/8% Senior Subordinated Discount Notes due 2003.3

  4.9 Second Supplemental Indenture among PanAmSat, L.P., PanAmSat Capital Corporation, PanAmSat Corporation and First Trust National Association, as Trustee, dated as of February 28, 1995, relating to the 9 3/4% Senior Secured Notes due 2000.6

  4.10 Form of Indenture (including form of Exchange Debenture) between PanAmSat Corporation and The First National Bank of Boston, as Trustee, relating to the 12 3/4% Senior Subordinated Notes due 2005.8

  4.11 Certificate of Designation of the 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock.8

  9          Voting Trust Agreement.1

  10.1.1 Letter Agreement between Hughes Aircraft Company and PanAmSat, L.P. dated December 22, 1992. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated July 28, 1993.)4

  10.1.2 Letter of Intent by Hughes Aircraft Company dated November 4, 1991 addressed to Alpha Lyracom Space Communications, Inc., a predecessor to PanAmSat, L.P.4

  10.1.3 Amendment No. 2, dated January 14, 1994, to the Satellite Purchase Contract, dated as of November 3, 1991, as amended, between Hughes Aircraft Company and PanAmSat, L.P., a successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated June 9, 1994.)5

  10.1.4 Amendment No. 3 to the Satellite Purchase Contract. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated June 9, 1994.)4

  10.1.5 Letter Amendment, dated as of September 7, 1993, to the Satellite Purchase Contract.2

  10.1.6 Amendment No. 5, executed September 15, 1994, to the Satellite Purchase Contract.2

  10.1.7 Letter Agreement dated as of August 19, 1993 by and between Hughes Aircraft Company and PanAmSat, L.P. (Portions of this exhibit have been omitted subject to an order granting confidential treatment, dated June 9, 1994.)5

  10.1.8 Amendment, dated December 14, 1993 to the Letter Agreement. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated June 9, 1994.)5

  10.1.9     Intentionally omitted.

  10.1.10 Satellite Purchase Contract Security Agreement dated as of March 14, 1993 between Hughes Aircraft Company and PanAmSat, L.P.4

  10.1.11 Satellite Purchase Contract Security Agreement dated as of March 22, 1994, between Hughes Aircraft Company and PanAmSat, L.P.2

  10.1.12 Satellite Purchase Contract Security Agreement dated as of July 12, 1994, between Hughes Aircraft Company and PanAmSat, L.P.2

  10.1.13 PAS-2 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat, L.P. entered into as of November 2, 1991. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated December 9, 1994.)2

  10.1.14 PAS-3 and PAS-4 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat, L.P. entered into as of January 4, 1993. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated December 9, 1994.)2

  10.1.15 Amendment Number 1 to the PAS-3 and PAS-4 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat, L.P. entered into August 9, 1993. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated December 9, 1994.)2

  10.2.1 Launch Services Agreement dated as of June 5, 1992, as amended, between Arianespace S.A. and PanAmSat, L.P., a successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated July 28, 1993.)4

  10.2.2     Side Letter dated June 5, 1992 between Arianespace and PanAmSat,
             L.P.4

  10.2.3     Amendment to the Launch Services Agreement dated December 9, 1992.4

  10.2.4 Amendment No. 3, dated July 7, 1993, to the Launch Services Agreement dated as of June 5, 1992, as amended, between Arianespace S.A. and PanAmSat, L.P. a successor to Alpha Lyracom Space Communications, Inc.5

  10.2.5 Amendment No. 5, dated December 16, 1993, to the Launch Services Agreement. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated June 9, 1994.)4

  10.2.6 Side Letter No. 2, dated December 16, 1993, to the Launch Services Agreement between Arianespace S.A. and PanAmSat, L.P. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated June 9, 1994.)5

  10.2.7     Intentionally omitted.

  10.2.8 Amendment No. 4 to Launch Services Agreement, executed August 13, 1993. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated December 9, 1994.)2

  10.3.1 Service Agreement, dated as of October 26, 1988 between Eurovisa B.V. and PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated July 28, 1993.)4

  10.3.2 Assignment dated July 31, 1989 by Eurovisa B.V. to Televisa, S.A. of its rights in the October 26, 1988 Service Agreement between Eurovisa and Alpha Lyracom Space Communications, Inc.4

  10.3.3 Letter dated March 16, 1990 from Televisa S.A. and Eurovisa B.V. to PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated July 28, 1993.)4

  10.3.4 Letter dated June 18, 1991 from PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc., regarding operational requirements for television transmission via PAS-1.4

  10.3.5 Amendment to Service Agreement dated as of November 18, 1991 between Eurovisa B.V. and PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated July 28, 1993.)4

  10.4.1 Service Agreement dated as of February 9, 1990 between Televisa, S.A. and PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated July 28, 1993.)4

  10.4.2 Letter dated March 19, 1990 from Alpha Lyracom Space Communications confirming uplink service to Televisa, S.A. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated July 28, 1993.)4

  10.4.3 Letter dated May 18, 1990 from Televisa, S.A. to Alpha Lyracom Space Communications, Inc., advising that Televisa will not be exercising its option to provide uplink equipment to Alpha Lyracom.4

  10.5.      Intentionally omitted.

  10.6       PanAmSat Long-Term Stock Investment Plan.6*

  10.7 Contract between PanAmSat, L.P. and Space Systems/Loral, Inc. for PanAmSat Program entered into as of October 12, 1994. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated December 9, 1994.)2

  10.7.2 Memorandum of Understanding between the Company and Space System/Loral, Inc. effective August 1, 1995. (Portion of this Exhibit has been omitted subject to a request for confidential treatment by the Securities and Exchange Commission.)10

  10.8 Form of Indemnification Agreement between the Company and its directors and executive officers.1*

  10.9 Agreement for the launching into Geostationary Transfer Orbit of the PanAmSat 3R Satellite by an Ariane Launch Vehicle between PanAmSat, L.P. and Arianespace, executed on February 28, 1995. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated April 10, 1995.)6

  10.10.1 Launch Services Agreement between Lockheed-Khrunichev-Energia International, Inc. and PanAmSat, L.P., effective November 14, 1994. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated April 10, 1995.)6

  10.10.2 First Amendment to Launch Services Agreement, dated March 30, 1995, between the Company and Lockheed-Khrunichev-Energia International, Inc. (Portions of this Exhibit have been omitted subject to a request for confidential treatment by the Securities and Exchange Commission).10

  10.10.3 Second Amendment to Launch Services Agreement, dated June 9, 1995. (Portions of this Exhibit have been omitted subject to a request for confidential treatment by the Securities and Exchange Commission).10

  10.11.1 Employment and Non-Compete Agreement between PanAmSat, Inc. and Frederick A. Landman, dated as of December 31, 1992.6*

  10.11.2 Amendment No. 1 to the Employment and Non-Compete Agreement between PanAmSat, Inc. and Frederick A. Landman.7*

  10.11.3 Employment Agreement between the Company and Robert A. Bednarek, dated as of June 6, 1995.9*

  10.11.14 Form of letter agreement regarding the termination of the interest of certain executive officers in the Company's phantom stock plan.11*


  10.12.1 Agreement for the launching into Geostationary Transfer Orbit of the PanAmSat 5 Satellite by an Ariane Launch Vehicle between PanAmSat, L.P. and Arianespace, executed November 21, 1994. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated April 10, 1995.)7

  10.12.2 Amendment No. 1 to the Agreement for the launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle between the Company and Arianespace, executed May 1995. (Portions of this Exhibit have been omitted subject to a request for confidential treatment by the Securities and Exchange Commission).11

  10.13 DTH System in Latin America Memorandum of Understanding between Grupo Televisa, S.A. and the Company, dated as of March 27, 1995. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated April 10, 1995.)7

  10.14 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat Corporation entered into as of March 31, 1995. (Portions of this exhibit have been omitted subject to an order granting confidential treatment dated April 10, 1995.)8

  21         Subsidiaries of the Registrant.2

  23         Consent of Independant Public Accountants. +

  27         Financial Data Schedule

----------------
 +          Filed herewith.

 1 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to Registration Statement No. 33-84836 on December 5, 1994 and incorporated herein by reference.

 2 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to Registration Statement No. 33-84836 on November 18, 1994 and incorporated herein by reference.

 3 Filed with the Securities and Exchange Commission as an Exhibit to Registration Statement No. 33-84836 on October 6, 1994. and incorporated herein by reference.

 4 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 6 to Registration Statement No. 33-63284 on July 28, 1993 and incorporated herein by reference.

 5 Filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 8-K dated March 24, 1994 and incorporated herein by reference.

 6 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 3 to Registration Statement No. 33-84836 on March 9, 1995 and incorporated herein by reference.

 7 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 4 to Registration Statement No. 33-84836 on March 29, 1995 and incorporated herein by reference.

 8 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 5 to Registration Statement No. 33-84836 on April 13, 1995 and incorporated herein by reference.

 9 Filed with the Securities and Exchange Commission as an Exhibit Registration Statement No. 33-95396 on August 4, 1995.

 10 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to Registration Statement No. 33-95396 on August 17, 1995.

 11 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to Registration Statement No. 33-95396 on August 29, 1995.

 12 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 3 to Registration Statement No. 33-95396 on September 18, 1995.

---------------

A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment is pending or has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company, at the address set forth on the front cover, attention General Counsel.

Exhibits indicated with a * symbol are an executive contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Greenwich, State of Connecticut.


                                     PANAMSAT CORPORATION

                                     By:    /s/ Patrick J.  Costello
                                         -----------------------------------
                                            Patrick J.  Costello
                                            Chief Financial Officer



                                     PANAMSAT CAPITAL CORPORATION

                                     By:    /s/ Patrick J.  Costello
                                         -----------------------------------
                                            Patrick J.  Costello
                                            Chief Financial Officer

December 20, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                                  Title                                  Date
                ----                                  -----                                  ----
/s/ Frederick A. Landman               President and Chief Executive                  December 20, 1996
-------------------------              Officer and Director
Frederick A.  Landman

/s/ Lourdes Saralegui                  Executive Vice President and                   December 20, 1996
-------------------------              Director
Lourdes Saralegui

/s/ Patrick J. Costello                Chief Financial Officer and Director           December 20, 1996
-------------------------              (Principal Financial and Accounting
Patrick J. Costello                    Officer)

                                       Director                                       December 20, 1996
-------------------------
Lawrence W. Dam

                                       Director                                       December 20, 1996
-------------------------
Guillermo Canedo White


                                 EXHIBIT INDEX


Exhibit 23.      Consent of Independant Public Accountants.

Exhibit 27.      Financial Data Schedule.