Form 10-K
period 1996-12-31
PANAMSAT CORP; PANAMSAT CAPITAL CORP
filed 1997-03-31
CIK 931134, 906284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X] ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
     For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of March 24, 1997, the registrant had outstanding 19,092,757 shares of Common Stock, 40,459,432 shares of Class A Common Stock and 40,459,431 shares of Class B Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was $539,370,385.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

       This Annual Report on Form 10-K contains certain forward-looking information provided in "Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements and information. PanAmSat identifies the following important factors which could cause PanAmSat's actual results to differ materially from any results which might be projected, forecast, estimated or budgeted by PanAmSat in forward-looking information. All of such factors are difficult to predict and many are beyond the control of PanAmSat. Accordingly, while PanAmSat believes that the assumptions underlying the forward-looking information are reasonable for purposes of the development of estimates of cost savings and revenue enhancements, there can be no assurance that such assumptions will approximate actual experience, and in such event, actual results could differ materially from the predictions contained herein. These important factors include: (i) successful launch of the satellites on their anticipated schedules, (ii) continued functionality of the existing in-orbit satellites, (iii) future economic and competitive conditions in the regional, national and global markets in which PanAmSat competes, (iv) success in obtaining necessary regulatory approvals and licenses, (v) continued ability to fund capital programs and meet debt obligations, (vi) successful resolution of material pending litigation matters, and (vii) continued employment of Frederick
A. Landman, PanAmSat's President and Chief Executive Officer or Lourdes Saralegui, PanAmSat's Executive Vice President.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     PanAmSat Corporation ("PanAmSat" or the "Company") operates the world's first privately owned global (excluding domestic U.S.) satellite communications system. PanAmSat currently provides satellite services primarily to the broadcasting and business communications markets and also provides services to the long-distance telephony market. In connection with its current services, PanAmSat is pursuing international opportunities in the satellite direct-to-home ("DTH") television market. See "DTH Strategy."

     PanAmSat's first satellite, PAS-1, was launched in June 1988 for service over the Atlantic Ocean Region and is a leading satellite for television and cable programming distribution in Latin America. PanAmSat's second satellite, PAS-2, was launched in July 1994 for service over the Pacific Ocean Region and is a leading satellite for programming distribution in the Asia-Pacific Region. PanAmSat's PAS-4 satellite was launched in August 1995 for service over the Indian Ocean Region and is a leading satellite for programming distribution in south Asia and Africa. PanAmSat's PAS-3 satellite was launched in January 1996 for service over the Atlantic Ocean Region. PAS-3 and PAS-1 are the leading satellites for television and cable programming distribution in Latin America. PanAmSat expects to launch two additional satellites to serve the Atlantic Ocean
Region: PAS-6 in May 1997; and PAS-5 in July 1997. PanAmSat intends to launch PAS-7 and PAS-8 in early 1998. PAS-7 and PAS-8 are expected to serve the Indian Ocean Region and the Pacific Ocean Region, respectively. PanAmSat expects that in the future it will launch additional satellites to meet then-anticipated customer demand. There can be no assurance, however, that the schedule for PanAmSat's future satellite launches will be met.

PROPOSED MERGER WITH HUGHES-GALAXY SATELLITE BUSINESS ("GALAXY BUSINESS")

     On September 20, 1996, the Company, Hughes Communications, Inc. ("HCI"), Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc. ("HCSS"), Hughes Communications Services, Inc.,

Hughes Communications Carrier Services, Inc., Hughes Communications Japan, Inc., Magellan International, Inc. ("New PanAmSat") and PAS Merger Corp., a newly formed subsidiary of New PanAmSat, entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement contemplates, among other things, that PAS Merger Corp. will be merged with and into PanAmSat (the "Merger") and the existing commercial satellite business of HCI and certain of its subsidiaries ("Galaxy" or the "Galaxy Business") will be contributed to New PanAmSat, with the result that: (a) PanAmSat will become a wholly owned subsidiary of New PanAmSat, (b) each issued and outstanding share of the Company's Class A Common Stock and the Company's Common Stock will be converted, at the election of each holder, into either (i) the right to receive an amount in cash equal to $15, plus one half (1/2) share of Common Stock, par value $.01 per share, of New PanAmSat (the "New PAS Common Stock"), (ii) the right to receive (subject to proration, as applicable) one share of New PAS Common Stock, or (iii) the right to receive (subject to proration, as applicable) an amount in cash equal to $30 (collectively, the "Merger Consideration"), (c) New PanAmSat will own and operate the Galaxy Business, and
(d) HCI and certain of its subsidiaries will receive an aggregate of 106,622,807 shares of New PAS Common Stock.

     Immediately prior to the Merger, in a separate but related transaction (the "Univisa Contribution"), it is contemplated that pursuant to the Stock Contribution and Exchange Agreement dated as of September 20, 1996 among Grupo Televisa, S.A., a Mexican corporation ("Televisa"), Satellite Company, L.L.C. ("S Company"), New PanAmSat and HCI, New PanAmSat will acquire from S Company all of the capital stock of Univisa, Inc. ("Univisa"), which is the indirect holder of all of the outstanding shares of the Company's Class B Common Stock. In connection with the Univisa Contribution, S Company will receive, for each share of the Company's Class B Common Stock indirectly owned by Univisa, at S Company's election, consideration that is equal in amount and form (subject to proration, as applicable) to the consideration payable on account of each share of the Company's Class A Common Stock and the Company's Common Stock in the Merger.

     Assuming that New PanAmSat pays half stock and half cash as consideration in the Merger and the Univisa Contribution, the shares of New PAS Common Stock received by HCI and certain of its subsidiaries will represent approximately 71.5% of the outstanding shares of New PAS Common Stock after the Merger. The Reorganization Agreement provides that the maximum aggregate cash consideration to be paid in connection with the Merger and the Univisa Contribution will be equal to $15 multiplied by the number of shares of PanAmSat Common Stock outstanding at the time of the Merger. New PanAmSat may limit the aggregate number of shares of New PAS Common Stock that may be issued in the Merger and the Univisa Contribution to as few as one half (1/2) of the number of shares of PanAmSat Common Stock outstanding at the time of the Merger.

     It is also anticipated that in connection with the Merger, immediately following the Univisa Contribution, 7.5 million shares of New PAS Common Stock received by S Company in connection with the Univisa Contribution will be repurchased by New PanAmSat for $225 million (the "Share Repurchase").
Following the Share Repurchase, either Televisa, S Company and/or their designees will purchase for $225 million all of PanAmSat's rights to purchase equity interests in certain joint ventures to be formed to offer DTH services in Latin America and the Iberian Peninsula pursuant to the DTH Option Purchase Agreement dated September 20, 1996 (the "DTH Option Purchase Agreement") between PanAmSat, Televisa and S Company (the "DTH Sale").

     It is anticipated that the Merger will be accounted for under the purchase method of accounting in accordance with generally accepted accounting principles, with Galaxy as the acquirer of PanAmSat.

     The Merger will create a leading supplier of global satellite communications services. The business of the combined businesses will consist of both international and domestic satellite communications services.

     The Merger is subject to approval from the Company's stockholders and the Federal Communications Commission (the "FCC"). The regulatory approval process is expected to be completed in the Spring of 1996. The Reorganization Agreement includes termination provisions which require that, in the event that the Reorganization Agreement is terminated by PanAmSat and the Company consummates or agrees to consummate certain business combination transactions, PanAmSat will pay to HCI $80 million.

CUSTOMERS AND MARKETS

     PanAmSat is the first private company to provide global (excluding domestic U.S.) satellite services. PanAmSat has several hundred customers and, at December 31, 1996, had signed long-term contracts to provide satellite capacity on PAS-1, PAS-2, PAS-3, PAS-4, PAS-5 and PAS-6 aggregating approximately $3.7 billion. PanAmSat's customers for television programming distribution and other broadcasting services include ABS-CBN Broadcasting Co., Arab Radio and Television, the BBC, Bloomberg Information Television, CBS, China Central Television, Chinese Television Network, Country Music Television, Discovery, Disney, ESPN, 20th Century Fox, Fuji TV, HBO, Fox Sports International, Liberty Sports, M-Net/MultiChoice, NBC, NHK, SABC/Sentech, Sony, Taiwan Asia Space Cable, Tele-Communications, Inc., Televisa, Television Broadcasts International, Television Corporation of Singapore, Turner Broadcasting Systems (CNN, Cartoon Network, TNT) and Viacom (MTV, Nickelodeon), and for business communications services include the Associated Press, Citicorp, Credit Suisse, Dow Jones/Telerate, El Tiempo, Ji Tong, Impsat, MCI, Procedatos, PT. Primacom, Reuters, Sara Lee, Sprint, Transtel and the U.S. government. PanAmSat's customers for DTH Services include Sky Entertainment Services, one of the Latin America JVs (as defined below), Showtime (also known as Gulf DTH) and Firstnet, which operate in the Middle East; and M-Net/MultiChoice and SABC/Sentech, which operate in South Africa.

     PanAmSat's video distribution services, which generated approximately 83% of PanAmSat's total revenues for the year ended December 31, 1996, include the provision of satellite capacity and services for (i) television programming distribution, (ii) "backhaul" operations (i.e., the transmission of video feeds from one location to another) and (iii) ad hoc services, such as the transmission of special events and live news reports. PanAmSat's business communications services, which generated approximately 16% of PanAmSat's total revenues for the year ended December 31, 1996, include (a) the provision of satellite capacity to communications carriers that provide private business networks for data, voice, corporate video and Internet communications and (b) the provision of such networks and related services by PanAmSat directly to end-users. PanAmSat's telephony services provide satellite capacity for use in domestic (non-U.S.) and international public telephone networks.

     PanAmSat plans to provide DTH satellite services to specific television markets around the world. In November 1995, PanAmSat announced that it would serve as a satellite service provider for the Latin America DTH service to be offered by Globo Participacoes, Ltd. ("Globo"), Televisa, News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI"). On February 29, 1996, PanAmSat entered into a letter agreement (as subsequently amended, the "1996 Letter Agreement") with Globo, Televisa and News Corp. to provide service to various joint ventures (the "Latin America JVs") to be formed by Globo, Televisa, News Corp. and TCI. The purpose of the Latin American JVs is to provide DTH services in Latin America on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. This capacity would enable the Latin America JVs to broadcast to Latin America, the Caribbean and certain areas of the southern United States approximately 500 digital channels to subscribers using small 24-36 inch (60-90
cm) antennas and to permit distribution of program packages of approximately 120 digital channels to specific market areas. The 1996 Letter Agreement contemplates that three separate full-scale transponder agreements will be entered into for the regions of (i) Brazil, (ii) Mexico, including other Spanish-and Portuguese-speaking parts of North America and (iii) Latin America (except Brazil and Mexico). A full-scale transponder agreement has been entered into (and subsequently amended) with respect to 12 transponders for Brazil (the "Brazil Transponder Agreement") and the 1996 Letter Agreement remains in force as to the remaining 36 transponders for the other regions. Execution of full-scale transponder agreements for the other two regions is subject to negotiation and no assurance can be given that such full-scale agreements will be consummated. See "DTH Strategy."

     The 1996 Letter Agreement and the Brazil Transponder Agreement provide for minimum payments over their respective terms of approximately $1.3 billion, depending upon the actual useful life of the satellites in question, their predicted performance and their in-service dates. For most of the transponders, the amounts to be paid reflect service fees that are equal to PanAmSat's best estimate of the cost to design, construct, launch, insure and operate the satellites and for the balance of the transponders, the amounts to be paid reflect service fees that are based on a fixed price. On the cost-based transponders, PanAmSat also could receive revenue sharing from the Latin America JVs. The Brazil Transponder Agreement was entered into on the same economic terms as to the applicable 12 transponders as were set forth in the 1996 Letter Agreement. Subsequent amendments to the Brazil Transponder Agreement and the 1996 Letter Agreement address the possibility of a longer than originally anticipated life of PAS-6 (under which the agreements may be, but are not required to be, extended beyond the originally anticipated useful life of PAS-6) but do not alter the minimum values anticipated under the 1996 Letter Agreement, as originally entered into.

     Under an agreement dated as of September 20, 1996 (the "Spain Transponder Agreement"), PanAmSat will provide to Televisa, S.A. de C.V., a wholly owned subsidiary of Televisa ("Televisa Spain") transponder service from five PAS-3 Ku-band transponders, at least three of which will be for the delivery of television services to Spain, that may include DTH services. The transponder service fees reflect market rates. This agreement is unaffected by the DTH Sale.

     PanAmSat has also designed PAS-2, PAS-4 and PAS-7 and is designing PAS-8 with the capability of providing high-powered digital DTH service in their respective coverage areas. PanAmSat's satellites are platforms for operational DTH services in Brazil, the Middle East and South Africa, and for planned DTH services for India and Spanish-speaking Latin America. Digital DTH channels on PanAmSat's satellites are capable of providing image and sound quality superior to current cable, MMDS or broadcast television services.

     PanAmSat believes that the demand for international satellite services in the broadcasting and business communications markets will grow substantially in the foreseeable future. This growth is expected to result from (i) increased distribution of television programming to national, regional and international audiences, (ii) continuing worldwide deregulation of telecommunications markets,
(iii) continuing technological advancements and (iv) economic development worldwide and the increasing globalization of business.

CONVERSION AND INITIAL PUBLIC OFFERING

     Between 1992 and March 2, 1995, PanAmSat operated as a Delaware partnership (the "Partnership") and prior to 1992, as a sole proprietorship and through other forms of organization. On March 2, 1995, pursuant to an amended Exchange and Subscription Agreement and Plan of Reorganization, PanAmSat, the Partnership (PanAmSat's predecessor) and its partners consummated the conversion of the Partnership to a corporation (the "Conversion"). In connection therewith, (i) Rene Anselmo, PanAmSat's late Chairman of the Board and Chief Executive Officer, members of the family of the late Mr. Anselmo, trusts for the benefit of certain Anselmo family members, Frederick A. Landman, PanAmSat's current President and Chief Executive Officer, and Lourdes Saralegui, Executive Vice President of PanAmSat (collectively, the "Anselmo Group") exchanged their interests in the Partnership for shares of PAS Class A Common Stock, representing approximately 49.66% of the outstanding common stock of PanAmSat, (ii) Univisa Satellite Holdings, Inc. ("USHI") exchanged its interest in the Partnership for shares of PAS Class B Common Stock, representing approximately 50.15% of the outstanding common stock of PanAmSat and (iii) a partner of the Partnership exchanged his interest in the Partnership for shares of PanAmSat Common Stock, representing approximately .19% of the outstanding capital stock of PanAmSat. On September 27, 1995, PanAmSat completed its initial public offering (the "IPO") of 18,920,000 shares of PanAmSat Common Stock, including 4,595,676 shares held by members of the Anselmo Group and Televisa, and PanAmSat received net proceeds of approximately $229 million. In addition, PanAmSat has issued 9-3/4% Senior Secured Notes due 2000 (the "Senior Secured Notes"), 11-3/8% Senior
Subordinated Discount Notes due 2003 (the "Discount Notes," and together with the Senior Secured Notes, the "1993 Notes") and the 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock of PanAmSat (the "Preferred Stock"). Copies of the indentures and certificate of designation relating thereto have been filed or incorporated by reference as exhibits hereto. Summaries of the Senior Secured Notes, Discount Notes and Preferred Stock are also available in PanAmSat's registration statement on Form S-1, filed on April 2, 1996 under file number 333-3114.

BUSINESS STRATEGY

     PanAmSat's strategy has evolved from its experience with the development and marketing of PAS-1, PAS-2, PAS-3 and PAS-4 and its analysis of the current and anticipated worldwide market for satellite communications services. PanAmSat believes that implementation of its strategy has established PanAmSat as an international leader for broadcasting and business communication services. PanAmSat's strategy is to continue to focus on six key elements:

     .    Customer-driven service offerings;

     .    Superior satellite system technical characteristics;

     .    Emphasis on broadcasting services;

     .    Concentration on other high-growth communications services;

     .    Early market entry; and

     .    Global coverage.

Customer-Driven Service Offerings

     PanAmSat believes that the most important aspect of its business strategy is that PanAmSat is market driven and responsive to its customers' needs. PanAmSat offers customers ease-of-access and operation with respect to the use of satellite capacity. PanAmSat also offers customers a complete end-to-end package of satellite communications services on a one-stop shopping basis. The end-to-end services provided by PanAmSat include satellite capacity, teleport services and network services, including the design, integration, management and maintenance of networks and the procurement of ground equipment. PanAmSat furnishes substantially all of its terrestrial services outside of the United States through independent contractors.

     PanAmSat developed its service strategy when it first commenced operations, at which time Intelsat was PanAmSat's only significant competitor. Intelsat generally provides services only through its signatories and not directly to end-users. Intelsat's rates are often inflexible, fixed by tariff and customarily include a markup by each signatory. In addition, Intelsat and its signatories have historically focused on international telephony services, rather than the requirements of other users, such as television broadcasters and business communications network users. Intelsat also typically has launched satellites with generic beam designs that have generally been suitable primarily for transmission to the large, expensive "gateway" earth stations of national telephone companies. See "Competition."

Superior Satellite System Technical Characteristics

     The satellites in PanAmSat's global (excluding domestic U.S.) satellite system (the "PAS Global System") are designed to provide high-transmission power, a key technical characteristic sought by broadcasting and business communications customers. The satellites' high power and other technical characteristics permit high-quality transmissions for the distribution of television programming and enable broadcasting and business communications customers to utilize cost-effective networks using small, low-cost antennas on the ground.

     The orbital slots for PanAmSat's satellites were selected to optimize the satellites' coverage and the global connectivity of the PAS Global System. Since orbital slots are limited in number and each slot provides a different range of coverage areas, PanAmSat believes that its early selection of orbital slots enhanced its technological capabilities and scope of coverage. The geographic coverage patterns of the satellites in the PAS Global System are custom-designed to focus signal power over centers of population and economic activity.

Emphasis on Broadcasting Services

     PanAmSat expects the international broadcasting market to experience significant growth as broadcasters and cable television programmers seek to expand the distribution of their programming to national, regional and international audiences worldwide. Future demand is expected to include international television programming distribution, backhaul operations and ad hoc services. PanAmSat has designed its satellite services to meet the program distribution requirements of broadcasters and programmers. The technical characteristics and coverage areas of each of PAS-2, PAS-3, PAS-4, PAS-5, PAS-6 and PAS-7 were specified after extensive discussions with PanAmSat's major customers and potential customers regarding their service needs. The technical specifications of PAS-8 are in the design stages and subject to change. PanAmSat facilitates television programming distribution by offering satellite capacity, teleport services and technical services.

     In addition, PanAmSat provides satellite capacity on PAS-3, and plans to provide satellite capacity on PAS-5 and PAS-6, for digital DTH services in response to the desire of broadcasters and programmers to increase their viewing audiences in Latin America. PanAmSat expects there to be significant demand for digital DTH services in Latin America because of the large number of television households without cable services or access to extensive programming in the region. See "DTH Strategy."

Concentration on Other High-Growth Communications Services

     PanAmSat targets other high-growth markets where its satellites provide advantages to users of private business networks and long-distance telephony services in rural and underdeveloped areas. Business and other organizations, particularly those with sites in remote locations or inadequate terrestrial-based services available to them, have become increasingly dependent upon satellites to serve their communications requirements. These communications requirements are based on the need to collect, process, respond to and disseminate information, such as ATM and credit card verification and inventory control. Organizations such as banks and retail chains are, in increasing numbers, installing very small on-site antennas to set up satellite-based communications networks instead of using higher cost and/or unreliable terrestrial telephone lines. In addition, a growing number of domestic and regional telephone companies, especially in developing countries, are using the satellite capacity of PanAmSat and others to offer long-distance telephony services in rural areas. Internet service providers in several countries in Latin America and Asia also use satellites for international access to the Internet.

Early Market Entry

     PanAmSat's strategy is to launch high-powered satellites early in their respective markets that are capable of delivering broadcast and business communications services via signals that may be received by users of small antennas. Partly as a result of its early market entry, PanAmSat believes it has established PAS-1, PAS-2, PAS-3 and PAS-4 as leading satellites for television programming distribution in their respective coverage areas and as important satellites for private business networks.

Global Coverage

     PanAmSat is the first private company to provide global (excluding domestic U.S.) satellite services. Accordingly, customers are able to contract solely with PanAmSat for all of their global satellite communications requirements. Previously, users of satellites who wanted to communicate or transmit over broad areas were required to enter into contracts with a number of different Intelsat signatories and/or regional and domestic operators that often provided overlapping coverage or had substantial gaps in their coverage. Customers with global communications requirements include video programmers, broadcasters, news and sports organizations and operators of public and/or private communications networks.

     PanAmSat believes that its orbital slots provide a competitive advantage for PanAmSat's global satellite services due to the limited number of available slots that provide commercially desirable transoceanic coverage. Applications for orbital slots for C-band and Ku-band geostationary satellites have been filed by the U.S. government with the International Telecommunications Union ("ITU") on behalf of PanAmSat at 45(degrees) W.L. (Atlantic Ocean Region), 43 (degrees) W.L. (Atlantic Ocean Region), 68.5(degrees) E.L. (Indian Ocean Region), 72(degrees) E.L. (Indian Ocean Region), 191(degrees) W.L. (Pacific Ocean Region) and 194(degrees) W.L. (Pacific Ocean Region). PanAmSat has requested registration of a second satellite at 43(degrees) W.L. (Atlantic Ocean Region) and a satellite at 58 degrees W.L. (Atlantic Ocean Region). See "Government Regulation--International Telecommunications Union Coordination." In addition, PanAmSat has applied for U.S. government authorization to use 79 degrees W.L. (PanAmSat has informally asked that the FCC associate this application with the 81(degrees) W.L. orbital location) and 93(degrees) W.L. for C-band and Ku-band geostationary satellites. If these two applications are granted, the FCC would have to assign different orbital locations because it since has assigned the 79(degrees) and 93(degrees) W.L. locations to other applicants. PanAmSat also has applied for nine orbital slots for Ka-band geostationary satellites, one of which the FCC tentatively has assigned to it subject to final action on its applications for those orbital locations. Pursuant to an agreement among all the Ka-band applicants that is subject to FCC approval, PanAmSat expects to be assigned a second Ka-band orbital location. The U.S. government has filed with the ITU for these additional slots, substantially all of which are sought by other U.S. applicants as well. See "Government Regulation--U.S. Regulation."

SERVICES

     In the year ended December 31, 1996, PanAmSat's revenues were derived from the following markets:

SERVICES                                1996 REVENUES
--------                                -------------
Video Distribution.....................       86%
Business Communications................       13
Telephony..............................        1
                                             ---
  Total................................      100%
                                             ===

Video Distribution

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

Television Programming Distribution

     PanAmSat's program distribution strategy is to establish each of its satellites as a leading satellite for the distribution of television programming to cable and other redistribution systems in its service region and to position the PAS Global System as a single source for the global (excluding domestic U.S.) distribution of television programming.

     In January 1989, CNN became the first international programmer to use PAS-1 to distribute television programming in Latin America. Over the next twenty-four months, PanAmSat entered into agreements with other full-time programmers, such as ESPN, HBO, Televisa and TNT. Local cable television operators and over-the-air broadcasters installed antennas to receive programming from this core group of international programmers, thus creating an infrastructure in Latin America to receive PAS-1 signals. As a result of the installed base of antennas pointed at PAS-1, programmers desiring regional distribution sought to use PAS-1 to reach that audience and compete effectively with the major full-time video programmers in Latin America. Upon the commencement of PAS-3 services on February 19, 1996, PanAmSat started migrating some broadcast customers from PAS-1 to PAS-3, under a plan to provide additional PAS-1 capacity for business communications services. PAS-1 and PAS-3 are now the leading satellites for television and cable programming distribution in Latin America. As of December 1996, PAS-1 and PAS-3 cumulatively distributed more than 60 television and cable programming channels to Latin America.

     For domestic Latin America broadcasters, PanAmSat offers the ability to create national networks where, due to local geography and high costs, none was possible before. For example, Telefe, the leading television network in Argentina, was created when a group of independent local Argentine television stations began using PAS-1 in December 1990 for national programming distribution. Domestic broadcasters in Peru and Chile also used PAS-1 to create national networks.

     PanAmSat offers broadcasters direct access to PanAmSat satellites from their own facilities. This direct access leads to both economic and operational efficiencies for the broadcasters. PanAmSat satellites also offer a number of other advantages for domestic broadcasters. Domestic broadcasters may, for example, purchase certain segments of an international programmer's feed (e.g., a sports event from ESPN or a news show from CNN) for broadcast as part of their own programming, without incurring the cost of adding a separate earth station to receive the international programmer's segments. In addition, domestic broadcasters can sell their programming (e.g., a local sports event) regionally or internationally because PanAmSat satellites allow them to use the same transmission antenna to relay their programming internationally as well as domestically.

     Local cable and television station operators also benefit from the use of PanAmSat satellites for television programming distribution. For example, in Latin America, such operators need only two small earth stations pointed at each of PAS-1 and PAS-3 to receive dozens of channels from both domestic and regional broadcasters.

     In the Pacific Ocean Region, PanAmSat's strategy has been to establish PAS-2 as the leading satellite for the trans-Pacific distribution of television and cable programming. As of December 1996, PAS-2 provided pan-Asian C-band coverage and access to the western United States for more than 20 broadcast customers, including ABS-CBN (Philippines), Asia Business News, the BBC, Bloomberg Information Television, China Central Television, Chinese Television Network (Hong Kong), Discovery, Disney, ESPN and Liberty Sports, NBC, NHK (Japan), Television Broadcasts International (Hong Kong) and Television Corporation of Singapore.

     In the Indian Ocean Region, PanAmSat's strategy has been to establish PAS-4 as the leading satellite for the distribution of television and cable programming throughout southern Asia, including the Indian Subcontinent and the Middle East. Broadcast customers for PAS-4 C-band services throughout southern Asia include Asia Business News, the BBC, China Central Television, Discovery, Disney, Doordarshan (India), ESPN, HBO, Jain TV, Sony and Turner Broadcasting Systems. In addition, PAS-4 is designed to provide C-band program distribution services throughout Africa and northern Asia.

     For the global distribution of television programming, customers that have agreements with PanAmSat for service over several satellites include the BBC, China Central Television, ESPN, Doordarshan (India), Liberty Sports, NHK, Turner International and Viacom International.

Compressed Digital Video

     At December 31, 1992, PanAmSat had sold out its capacity on PAS-1 for full-time television programming distribution to Latin America. Since February 1993, PanAmSat has used compressed digital video ("CDV") technology to expand its satellite channel capacity and offer digital television channels to its broadcast customers at a lower cost than comparable analog capacity. As part of its marketing strategy, PanAmSat designates certain capacity on each satellite for digital channels which have generated, and the company expects will continue to generate, substantially more revenue per transponder as a result of video compression even though each customer's cost per channel distributed by satellite is reduced. PanAmSat also believes that CDV technology provides television viewers with higher quality channels, movie programming options, new data and other service applications. PanAmSat is using a range of leading CDV suppliers for broadcast services on PAS-2, PAS-3 and PAS-4 from various teleport facilities throughout the world. In April 1996, PanAmSat announced that it would provide global CDV services using equipment by Scientific-Atlanta that meets the MPEG-2/DVB international digital transmission standards.

Backhaul Operations

     Broadcasters use satellite capacity for "backhaul" operations, such as transporting programming from a broadcaster's foreign news bureau to its broadcast center for simultaneous or later transmission. PanAmSat's services in this area are focused on the transportation of program material and syndicated programming for broadcasters on a scheduled basis. Program distributors utilize 24-hour full-time channels or scheduled part-time video services on PanAmSat satellites to transport programming between locations. NHK, a leading Japanese broadcaster, for example, utilizes full-time transponders on PAS-1, PAS-2 and PAS-4 for the transportation of programming and news.

Special Events and Live News Coverage

     Broadcasters use PanAmSat to transmit coverage of live scheduled special events to programmers on a short-term ad hoc basis. For instance, PanAmSat transmitted approximately 10,000 hours of television coverage of the 1996 Summer Olympics over the PAS Global System. PanAmSat also provides broadcast services to relay live news coverage, short duration video feeds and syndicated programming for broadcasters on a scheduled or ad hoc basis. For instance, PanAmSat broadcasted more than 150 hours of international news coverage of the 1996 U.S. Presidential election for U.S., European and Asian broadcasters.

Radio

     Radio broadcasters use satellites for program distribution, coverage of news and sporting events and other broadcast and backhaul applications. Customers for radio services on PAS-1 include BBC World Service, Radio France International, Caribbean News Agency and Radio Netherlands.

DTH Distribution

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

     PanAmSat's strategy includes launching and operating satellites capable of providing DTH services. Each of PAS-2 through PAS-8 has or will have the capability to provide high-powered DTH service in its respective coverage area. For instance, M-Net/MultiChoice and SABC/Sentech commenced transmissions in September 1995 of a multichannel DTH service throughout South Africa using transponders on PAS-4. PanAmSat's satellites are also platforms for operational DTH services in Brazil and the Middle East and planned DTH services in India, and Spanish-speaking Latin America. See "DTH Strategy."

Other Services

     PanAmSat offers a number of additional services to broadcasters. These include teleport services such as complete network support and signal turnaround (e.g., retransmission of a signal from a U.S. domestic satellite through PanAmSat's teleports to PAS-1 for distribution to Latin America and to PAS-2 for distribution to Asia). For instance, PanAmSat provides transmission uplink services from its teleport in Homestead, Florida, for the Latin America JVs. PanAmSat also provides third-party services and equipment such as trucks equipped for live news reports and sporting events and domestic satellite capacity, if required. In addition, PanAmSat offers one-stop service management such as coordination and traffic management for international live news reporting.

Business Communications

     PanAmSat's business communications services include (i) the provision of satellite capacity to communications carriers that provide private business networks for data, voice, corporate video and Internet communications and (ii) the provision of such networks and related services by PanAmSat directly to end-users. Network users utilize satellites rather than ground-based transmission media because satellite systems provide customers:

     .    cost savings for large, geographically dispersed networks;

     .    independence from telephone companies;

     .    predictability of costs over a long period;

     .    flexibility in changing and adding remote locations to a network;

     .    integrated network management and control of all remote locations; and

     .    increased network availability and lower transmission error rates.

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

Carrier Services

     The largest portion of PanAmSat's revenues in the business communications market is derived from the provision of satellite capacity to domestic and regional communications carriers in Latin America. PanAmSat does not provide substantial value-added services to such carriers. The provision of satellite capacity to carriers involves relatively low marketing and operating costs, while promoting the use of PAS-1 and PAS-3 for business communications in Latin America. Carriers in Latin America that use PanAmSat satellite capacity include Infosat of Venezuela, Telegan, S.A. of Colombia and Impsat of Argentina. U.S. carriers include Sprint and MCI. In addition, the carrier Ji Tong of China and PT. Primacom of Indonesia use capacity on PAS-2 and Transtel of South Africa uses capacity on PAS-4.

     Internet service providers also are using several PanAmSat satellites for international Internet access. As of December 1996, PanAmSat's satellites provided access to the U.S. Internet network for Internet service providers in more than 20 countries in Latin America and Asia.

     Governments currently represent one of the single largest users of communications facilities. The U.S. government has stated that it intends to move governmental traffic, particularly nonclassified military traffic, off of dedicated satellites and onto commercial satellites. PanAmSat has participated from time to time in bids for the U.S. Defense Department's procurements of several commercial satellite transponders. PanAmSat has provided services directly to the U.S. State and Defense Departments and currently is providing services to the U.S. government as a subcontractor to government carriers. U.S. government users accounted for approximately 2% of PanAmSat's total revenue for the year ended December 31, 1996.

Private Networks

     PanAmSat offers end-to-end satellite services for two types of private business communications networks: International Digital Services ("IDS") networks and very small aperture terminal ("VSAT") networks. IDS networks consist of rooftop antennas and are used by customers that have relatively steady flows of information to and/or from all of the points in the network. Because of their large transmission requirements, IDS networks require dedicated, permanent communication links to each point. VSAT networks differ from IDS networks in that VSAT networks consist of very small (e.g., 1.2 to 1.8 meters) rooftop antennas and are utilized by customers that need to send short bursts of data over the network for relatively short periods of time. Through the use of VSAT technology and sophisticated software, these networks can be served with a relatively small amount of satellite capacity.

     In addition to providing satellite capacity, PanAmSat's services to its business communications customers include the purchase and installation of on-site antennas and the design, integration, management, operation and maintenance of business networks. These services are provided by PanAmSat's teleports in Ellenwood, Georgia, Homestead, Florida and Napa, California, or through subcontractors. Examples of PanAmSat's business communications services using PanAmSat's satellites and teleports include an IDS network linking Citicorp's regional headquarters in Miami, Florida with eight locations in Latin America, five other IDS networks for banks and another IDS network linking several of Reuters' Latin American offices to Reuters offices in the United States.

     Networks using VSATs have been growing rapidly to meet the specialized data requirements of particular industries, such as banking, mining and retailing. PanAmSat expects the international VSAT market to grow significantly in the future. Recognizing both the demand for this service as well as the failure of existing carriers to provide adequate VSAT services, many governments have recently deregulated this market.

Telephony

     Although PanAmSat was initially not permitted by the FCC to offer international public telephone service between the United States and any other country, PanAmSat currently provides domestic and international long-distance telephony services. PanAmSat provides satellite capacity to domestic telephone companies in Chile,

Nicaragua and Honduras. PanAmSat also provides satellite capacity to Tricom, a Dominican Republic-based carrier which provides international long-distance telephone service between the United States and the Dominican Republic. Tricom is currently the only international telephone carrier under contract with PanAmSat.

     Effective January 1, 1997, the FCC no longer restricts the number of public switched circuits for fully connected telephone traffic that PanAmSat may carry. See "--Government Regulation." The emergence of competition for long-distance services and significant deregulation in several countries such as the United Kingdom, Japan, Korea, New Zealand, Philippines and Australia has led PanAmSat to believe that the long-distance telephony market offers PanAmSat future opportunities globally.

DTH STRATEGY

     PanAmSat has designed the Ku-band capacity on the PAS Global System (other than PAS-1) with the capability of providing DTH services. PanAmSat's strategy is to provide satellite capacity to customers that provide DTH services. PanAmSat also contemplates facilitating the development of DTH service in certain regions by providing satellite capacity and coordinating technical issues with its customers, without direct investment in the DTH service, although the Company may receive equity interests under certain circumstances in connection with its provision of transponder capacity. Based on this strategy, PanAmSat's satellites are platforms for current DTH services in Brazil, the Middle East and South Africa and for planned DTH services in India and Spanish-speaking Latin America.

     As part of PanAmSat's digital DTH strategy, PanAmSat intends to provide satellite capacity on PAS-3, PAS-5 and PAS-6 for digital DTH services in Latin America, the Caribbean and certain areas of the southern United States. PanAmSat believes there is significant demand for digital DTH service in these regions in part because of the limited percentage of households that receive television programming (except in the United States) through other transmission systems such as cable and wireless cable and, in the United States, the limited amount of Spanish-language programming available.

     Pursuant to the DTH System in Latin America Memorandum of Understanding entered into on March 27, 1995 (the "Original MOU"), PanAmSat and Televisa intended to establish and operate a Ku-band digital DTH satellite broadcasting business serving Latin America. The Original MOU was superseded and terminated by the Revised DTH System in Latin America Memorandum of Understanding (the "Revised MOU"), except with respect to certain indemnification obligations in favor of the Company. Pursuant to Section 1.1 of the Revised MOU and certain oral agreements in principle with Televisa, PanAmSat has obligations and rights to purchase and acquire equity interests in the Latin America JVs and companies formed to sell program services to consumers in the Iberian Peninsula (the "DTH Options"). An affiliate of HCI is an investor in a venture that provides DTH services in Latin America. HCI has made it a condition to the Merger, the Univisa Contribution and the Asset Contribution that PanAmSat dispose of these DTH Options. Accordingly, PanAmSat, Televisa and S Company have entered into the DTH Option Purchase Agreement whereby immediately after the Share Repurchase PanAmSat will sell the DTH Options to either Televisa, S Company and/or their designees, for a purchase price of $225 million. The closing of the DTH Sale will occur substantially concurrently with the receipt by S Company of the consideration to be paid by New PanAmSat to it pursuant to the Univisa Contribution Agreement.

DTH Services in Latin America

     In November 1995, PanAmSat announced that it would serve as a satellite service provider for the Latin America DTH service to be offered by Globo, Televisa, News Corp. and TCI. On February 29, 1996, PanAmSat signed the 1996 Letter Agreement with Globo, Televisa and News Corp. to provide service to the Latin America JVs on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. This capacity would enable the Latin America JVs to broadcast to Latin America, the Caribbean and certain areas of the southern United States approximately 500 digital channels to subscribers using small 24-36 inch (60-90 cm) antennas and to permit distribution of program packages of approximately 120 digital channels to specific market areas.

     Under the 1996 Letter Agreement, Globo, Televisa, and News Corp. have agreed to proportionally guarantee 100 percent of the fees for transponder services to the Latin America JVs. These guarantee obligations may be assigned to TCI and, with PanAmSat's prior written consent, to new equity participants in the Latin America JVs. PanAmSat will receive minimum service fees equivalent to PanAmSat's best estimate of the cost per transponder to PanAmSat of designing, launching, operating and insuring each satellite for transponders used by the Latin America JVs. PanAmSat also will receive additional revenue based on subscriber revenues of the Latin America JVs above a certain threshold, except that the transponders that will be used by the Latin America JV operating in Brazil will be charged on a fixed fee basis.

     The 1996 Letter Agreement contemplates that three separate full-scale transponder agreements will be entered into for the regions of (i) Brazil, (ii) Mexico, including other Spanish- and Portuguese-speaking parts of North America and (iii) Latin America (except Brazil and Mexico). The Brazil Transponder Agreement has been entered into with respect to 12 transponders on PAS-6 for Brazil, while the 1996 Letter Agreement remains in force as to the remaining 24 transponders on PAS-6 and 12 transponders on PAS-5 for the other regions. Execution of full-scale transponder agreements for the other two regions is subject to negotiation and no assurance can be given that such full-scale transponder agreements will be executed. See "--Customers and Markets."

     The 1996 Letter Agreement and the Brazil Transponder Agreement provide for minimum payments over their respective terms of approximately $1.3 billion, depending upon the actual useful life of the satellites in question, their predicted performance and their in-service dates. For most of the transponders, the amounts to be paid reflect service fees that are equal to PanAmSat's best estimate of the cost to design, construct, launch, insure and operate the satellites, and for the balance of the transponders, the amounts to be paid reflect service fees that are based on a fixed price. On the cost-based transponders, PanAmSat also could receive revenue sharing from the Latin America JVs.

DTH Services in Spain

     Pursuant to the Spain Transponder Agreement, PanAmSat will provide Televisa Spain with transponder service from five PAS-3 Ku-band transponders, at least three of which will be for the delivery of television services to Spain, which may include DTH services. The transponder service fees reflect market rates. The Spain Transponder Agreement is unaffected by the DTH Sale.

THE SATELLITES

Coverage Areas

     PAS-1 and PAS-3 provide coverage of the Atlantic Ocean Region, and PAS-2 provides, and PAS-8 will provide, coverage of the Pacific Ocean Region. PAS-5 and PAS-6 will provide additional coverage of the Atlantic Ocean Region and PAS-4 provides, and PAS-7 will provide, coverage of the Indian Ocean Region. PanAmSat is the first private company to provide global (excluding domestic U.S.) satellite services. Accordingly, customers are able to contract solely with PanAmSat for all of their international satellite needs.

     Construction of PAS-6 has been completed and it has been delivered to the launch site. PAS-5 and PAS-7 are under construction and their designs are complete. The coverage areas of PAS-8 are in the design stage and therefore are subject to change. The coverage areas of a satellite are determined by the shape of the satellite beams and are not alterable after launch. However, certain of the transponders on PAS-2, PAS-3, PAS-4, PAS-6, PAS-7 and PAS-8 may be transferred from one beam to another if market conditions warrant and PAS-5 has a moveable beam that can be focused over different regions.

                                     PAS-1

     PAS-1 provides four separate C-band coverage beams for all or parts of Latin America and two Ku-band beams, one for the United States and one for Europe.

     One PAS-1 C-band beam provides nearly complete coverage of Latin America and reaches the southern United States. Until March 1993, when PanAmSat began to use CDV technology, all of the long-term capacity on this beam was sold out. See "Services--Video Distribution." As of December
1996, full-time broadcasters and programmers who use this beam included Cinecanal, ESPN, NBC, USA and VCC.

     The three other PAS-1 C-band beams focus coverage on different parts of Latin America. As of December 1996, programmers using these beams on a full-time basis included Cinecanal, CTC, HBO Ole, channels 2, 4, 5 and 13 (Peru), Sony, Telefe (Argentina), Television Nacional de Chile and Warner Bros. These C-band beams are also used for business communications services by Citicorp, Reuters, Credit Suisse, Pacific National Bank and others. Carriers that use PAS-1 include Telegan, S.A. of Colombia and Impsat of Argentina. The PAS-1 Ku-band beams are used for broadcasting and business communication services between the United States and Europe. Customers for this service include BBC, CBS News and NHK.

     Upon the commencement of PAS-3 services on February 19, 1996, PanAmSat started implementing a plan to migrate some broadcast customers from PAS-1 to PAS-3, thereby providing additional PAS-1 capacity for business communications services.

                                     PAS-2

     PAS-2 contains two C-band beams. These beams enable broadcasters to distribute programming throughout Asia, Australia and New Zealand. One of these beams also reaches across the Pacific Ocean to the western coasts of Canada and the United States. Prior to the launch of PAS-2, U.S. programmers had to use one satellite to cross the Pacific Ocean and another to distribute programming within Asia. Because of PAS-2's coverage and high transmission power, North American broadcasters can now distribute programming directly via PAS-2 from the United States to Asia, and Asian broadcasters can distribute their programming throughout Asia to North America. For instance, ESPN and Viacom are using PAS-2 for United States-to-Asia program distribution, while ABS-CBN (Philippines) is using PAS-2 for intra-Asian distribution and access to the U.S. cable market.

     Three Ku-band beams on PAS-2 provide high-powered coverage that is focused on Korea, Japan, China, including Hong Kong and Taiwan, Australia and New Zealand. For instance, Television Broadcasting International and Taiwan Asia Space Cable are using PAS-2 Ku-band capacity for high-power program distribution services throughout Taiwan.

                                     PAS-3

     PanAmSat has established PAS-3, in conjunction with PAS-1, as the leading satellites for cable and television programming distribution in Latin America. Certain broadcasting customers on PAS-1 have moved to PAS-3, and the resulting available capacity on PAS-1 is being used primarily for broadcasting and business communications services in Latin America. PAS-3's two C-band beams provide nearly total coverage of North America, South America, Western Europe and Africa. This coverage creates new options for broadcast distribution among these four continents as well as expanding channel capacity in Latin America.

     As of December 1996, PAS-3 customers for Pan-American C-band broadcast services included Arab Radio and Television, Artear (Argentina), BBC, Bravo, Caracol, China Central Television, Country Music Television, Discovery, ESPN, 20th Century Fox, HBO Ole, Liberty, NBC, Teledifusora Paraguaya, Televisa, TVN, TV-5, Universidad Catolica and The Weather Channel. In addition, PAS-3 will serve as an initial platform for the introduction of Latin America DTH services offered by the Latin America JVs. It is also anticipated that PAS-3 will serve as the platform for the Spain Transponder Agreement.

                                     PAS-4

     PAS-4 provides extensive coverage of the Indian Ocean Region with three C-band and five Ku-band beams. The three C-band and five Ku-band beams provide coverage of most of Europe, Africa, India and Asia, the Middle East and Australia. The Ku-band transponders offer communications services to key regions of economic activity including southern Africa, Far East Asia, Europe, India and the Middle East. Due to the satellite's strategic orbital location and the satellite's design, PanAmSat's customers are able to access the satellite from as far east as Tokyo and as far west as Great Britain.

     PAS-4 links together key regions of the world for broadcast distribution, business communications and telephony services. For instance, broadcasters in Europe using PAS-4 are able to reach the Far East and Australia directly over one satellite.

     Broadcast customers that use C-band capacity on PAS-4 for program distribution in south Asia include Asia Business News, the BBC, China Central Television, Discovery, Disney, Doordarshan, ESPN, HBO, Liberty, Home TV, Jain TV, Sony, Turner Broadcasting and Viacom. Customers that use C-band capacity for pan-African program distribution include M-Net/MultiChoice for its multichannel digital C-band pan-African DTH platform and Viacom. In addition, M-Net/MultiChoice and SABC/Sentech use PAS-4 Ku-band capacity to provide DTH services in South Africa.

                                     PAS-5

     PAS-5 will be a high-powered satellite and will contain 24 Ku-band and 24 C-band transponders. Twelve of the satellite's 24 Ku-band transponders will be used by the Latin America JVs to provide DTH services in Mexico, the Caribbean and the southern United States. The C-band transponders have been designed to provide coverage for broadcast distribution and other services in North America, South America and Europe. It is anticipated that PAS-5 will serve as a platform for the Latin America DTH Services offered by the Latin America JVs.

                                     PAS-6

     PanAmSat has designed PAS-6 to provide DTH services in Latin America. All 36 transponders will be used by the Latin America JVs to provide DTH services in Latin America. Subject to FCC approval, PanAmSat plans to co-locate PAS-6 with PAS-3. It is anticipated that PAS-6 will serve as the main platform for the Latin America DTH Services offered by the Latin America JVs.

                                     PAS-7

     PAS-7 will be a high-powered satellite providing service over the Indian Ocean Region. PAS-7 is expected to contain 14 C-band and 30 Ku-band transponders and to be co-located with PAS-4. PAS-7 has been designed to expand upon the DTH, broadcast and business communications services that are offered on PAS-4.

                                     PAS-8

     PAS-8 will be a high-powered satellite providing service over the Pacific Ocean Region. PAS-8 is expected to contain 24 C-band and 24 Ku-band transponders. PanAmSat's strategy with PAS-8 is to expand upon the broadcast and business communications services that are offered on PAS-2. PAS-8 is in the design stages and subject to change.

Operational and Expected Future Satellites

     The PAS Global System will consist of the following eight satellites:

                                  PAS-1                 PAS-2                 PAS-3               PAS-4
                             ----------------     -----------------     ----------------     ---------------
Region Covered.............. Atlantic Ocean       Pacific Ocean         Atlantic Ocean       Indian Ocean

Expected Launch(1).......... Operational          Operational           Operational          Operational

Satellite................... GE 3000              HS 601                HS 601               HS 601
Expected End of
 Useful Life(3)............. 2001                 2010                  2010                 2011
Orbital Location............ 45(degrees) W.L.     191(degrees) W.L.     43(degrees) W.L.     68.5(degrees) E.L.
TRANSPONDERS(7)
 Ku-band.................... 6 @ 72 MHz           12 @ 54 MHz           12 @ 54 MHz          16 @ 27 MHz
                                                  4 @ 64 MHz            4 @ 64 MHz           8 @ 54 MHz
 C-band..................... 6 @ 72 MHz           12 @ 54 MHz           12 @ 54 MHz          12 @ 54 MHz
                             12 @ 36 MHz          4 @ 64 MHz            4 @ 64 MHz           4 @ 64 MHz

                                    PAS-5                     PAS-6                     PAS-7                     PAS-8
                             -------------------     ----------------------     ---------------------     --------------------
Region Covered.............. Atlantic Ocean          Atlantic Ocean             Indian Ocean              Pacific Ocean

Expected Launch(1).......... 1997                    1997                       1998                      1998

Satellite................... HS 601 HP               SS/L FS-1300               SS/L FS-1300(2)           SS/L FS-1300(2)
Expected End of
 Useful Life(3)............. 2012                    2012                       2011                      2013
Orbital Location............ 58(degrees) W.L.(4)     43(degrees) W.L.(4)(5)     68.5(degrees) E.L.(6)     194(degrees) W.L.(6)
TRANSPONDERS(7)
 Ku-band.................... 24 @ 36 MHz             36 @ 36 MHz                30 @ 36 MHz               24 @ 36 MHz
 C-band..................... 24 @ 36 MHz             --                         14 @ 36 MHz               24 @ 36 MHz

 Usable Band-
  width (8).......... 1,296 MHz   1,808 MHz     1,808 MHz     1,768 MHz     1,728 MHz     1,296 MHz       1,584 MHz     1,728 MHz
OUTPUT POWER(9)
 Ku-band............. 6 @ 16      16 @ 63       16 @ 63       24 @ 60       18 @ 100      36 @ 100        30 @ 100      24 @ 100
                       Watts       Watts         Watts         Watts         Watts         Watts           Watts         Watts
                                                                            6 @ 60
                                                                             Watts
 C-band.............. 6 @ 16      16 @ 30       16 @ 34       16 @ 30       24 @ 50       --              14 @ 50       24 @ 50
                       Watts       Watts         Watts         Watts         Watts                         Watts         Watts
                      12 @ 8.5
                       Watts
 Total Output
  Power(9)........... 294 Watts   1,488 Watts   1,552 Watts   1,920 Watts   3,540 Watts   3,600 Watts     3,700 Watts   3,600 Watts

--------------

(1) PAS-1 was launched in June 1988 and commenced commercial service in November 1988. PAS-2 was launched in July 1994 and commenced commercial service in August 1994. PAS-4 was launched in August 1995 and commenced commercial service in September 1995. PAS-3 was launched in January 1996 and commenced commercial service in February 1996. Future launch dates are based on PanAmSat estimates.
(2) PanAmSat has entered into a contract with SS/Loral for the construction and delivery of PAS-7 and PAS-8, with options to purchase additional satellites and/or replacement satellites for PAS-7 or PAS-8. The contract contemplates delivery of PAS-7 in 1997 and PAS-8 in 1998.
(3) The information for PAS-1, PAS-2, PAS-3 and PAS-4 is based on fuel level estimates at December 31, 1996. The information for PAS-5, PAS-6, PAS-7 and PAS-8 is based on the terms of their satellite contracts, current mass projections and their launch contracts. Based upon current launch vehicle capabilities, each of PAS-5, PAS-6 and PAS-8 may have sufficient fuel to achieve a significantly longer life, in excess of 20 years. The construction design life of each satellite remains 15 years, which conservatively is the basis for the predicted life specified above. PAS-7 also has a design life of 15 years, but, SS/Loral has informed PanAmSat that it is expected to exceed its contractual weight specifications. To ensure that the excess weight does not affect the satellite's intended operational lifetime, PanAmSat is exploring several options, including satellite modifications by SS/Loral or the use of an alternative Ariane IV launcher configuration to deploy the spacecraft.
(4) The application for PAS-5 is pending with the FCC. PanAmSat has received conditional regulatory approval for PAS-6, which approval is subject to full financial showing and demonstration of consultation with Intelsat.
(5) PanAmSat has requested FCC approval to co-locate PAS-6 with PAS-3. PanAmSat expects to receive final authorization from the FCC to locate PAS-6 at 43(degrees) W.L. prior to its anticipated launch in May 1997.
(6) PanAmSat has received conditional regulatory approval for the orbital slot of 72(degrees) E.L. from the FCC, which approval is subject to a full financial showing and demonstration of consultation with Intelsat. In addition, PanAmSat has requested approval to co-locate a satellite with PAS-4 at 68.5(degrees) E.L. PanAmSat intends to locate PAS-7 at the 68.5(degrees) E.L. orbital location if its application for such orbital location is granted, in which case the 72(degrees) E.L. orbital slot could be used for another satellite. PanAmSat tentatively plans to locate PAS-8 at 194(degrees) W.L. and has an application for that orbital slot pending with the FCC.
(7) Satellite transponders receive transmissions from Earth and relay them back to Earth. Transponders are composed of receivers, preamplifiers, power amplifiers, frequency shifters and a host of other electronics. C-band and Ku-band are ranges of frequencies used worldwide for commercial satellite communications. The C-band frequency is widely used for the distribution of television programming. The Ku-band frequency is widely used for DTH television broadcasting, satellite news-gathering applications and on-site business communications networks that require the use of very small antennas. Construction of PAS-6 has been completed and it has been delivered to the launch site. The designs of PAS-5 and PAS-7 are complete. The design for PAS-8 is still to be completed.
(8) Bandwidth is one measure of the information carrying capacity of a transponder. A transponder's bandwidth and power together determine the amount of information that can be carried. Construction of PAS-6 has been completed and it has been delivered to the launch site. The designs of PAS-5 and PAS-7 are complete. The design for PAS-8 is still to be completed.
(9) Output power is the transmitter power of each transponder and is not a measure of the signal power received on Earth. Total output power is the aggregate power of all the transponders on the satellite. High output power allows for the use of smaller and less expensive receiving antennas to obtain the satellite signal. Construction of PAS-6 has been completed and it has been delivered to the launch site. The designs of PAS-5 and PAS-7 are complete. The design for PAS-8 is still to be completed.

Types of Satellites

     PAS-1 is a GE Series 3000 satellite with 12 36-MHz and six 72-MHz transponders at C-band and six 72-MHz transponders at Ku-band. The satellite offers coverage of the Americas and Europe. PAS-1 was launched in June 1988 and has an expected in-orbit life of 13.25 years from the date of launch. PAS-1 has not experienced any anomalies that have affected or which are expected to affect the satellite's continued operation through its projected end-of-life. In late 1989, PAS-1 experienced a loss of approximately one half of the power on one transponder. A spare amplifier was switched over to the transponder which effectively restored the lost power. No problems occurred during the switchover, and this transponder currently meets all performance specifications. In November 1992, PAS-1 experienced a loss of approximately one half the power on another transponder in the same transponder bank. A spare amplifier was not available because the spare amplifier assigned to the transponder bank had already been switched to the transponder which experienced power loss in late 1989. However, the transponder which experienced the power loss in November 1992 continues to meet the performance requirements under PanAmSat's contracts with the two customers which are using this transponder, and PanAmSat has given these customers a nominal one-time credit related to this loss of power. See "Insurance."

     PAS-2 and PAS-3 are Hughes HS 601 satellites each with 12 54-MHz and four 64-MHz transponders at C-band and 12 54-MHz and four 64-MHz transponders at Ku-band. PAS-2 offers coverage of Asia and western North America. PAS-3 offers coverage of the Americas, Europe and Africa. PAS-2 was launched in July 1994 and has an expected in-orbit life of 15 years from the date of launch. PAS-2 has not experienced any anomalies that have affected or which are expected to affect the satellite's continued operation through its projected end-of-life. In February 1995, the satellite experienced a brief outage on one transponder amplifier and a spare amplifier was switched over. An additional amplifier experienced a loss of gain in January 1996 and a spare amplifier was switched over. No problems occurred during these switchovers, and these transponders currently meet all performance specifications. PAS-3 was successfully launched in January 1996, and commenced service in February 1996. PAS-3 has an in-orbit expected life of 14 to 15 years from the date of launch. During in-orbit testing, a Ku-band amplifier on PAS-3 was determined to be defective and a spare amplifier was switched over.

     PAS-4 is a Hughes HS 601 satellite with 12 54-MHz and four 64-MHz transponders at C-band and 16 27-MHz and eight 54-MHz transponders at Ku-band. PAS-4 offers coverage of Europe, Africa, India and Asia, the Middle East, and Australia. PAS-4 was successfully launched in August 1995 and commenced service in September 1995. PAS-5 is also a Hughes HS 601 satellite designed to meet PanAmSat's operational requirements. PAS-6 was constructed by SS/Loral.

     The design of PAS-5 is complete and construction has commenced. PAS-5 is expected to carry 24 36-MHz transponders at Ku-band and 24 36-MHz transponders at C-band. PanAmSat expects that the satellite will be able to carry 96 to 120 digital program channels over Ku-band transponders for reception within the satellite's coverage area by households equipped with 24-36 inch (60-90 cm) antennas. The satellite also can be used for other broadcast and business communications services employing small, low-cost antennas on the ground. Construction of PAS-6 has been completed and it has been delivered to the launch site. PAS-6 will carry 36 36-MHz transponders at Ku-band that will be able to carry 288 to 360 digital program channels. PanAmSat has contracted with SS/Loral to build PAS-7 and PAS-8. PAS-7 has been designed to contain 14 36-MHz C-band and 30 36-MHz Ku-band transponders. PAS-8 is expected to contain 24 36-MHz C-band and 24 36-MHz Ku-band transponders. PAS-8 is in the design stages and subject to change.

     When launched, each of PanAmSat's new satellites will have at least five times (twelve times in the case of PAS-6) the transmission power of PAS-1. This added power will allow PanAmSat and its customers to reduce their ground segment costs significantly by allowing the use of smaller earth stations.

     The new satellites will offer a high-powered, multi-beam design. The provision of both C-band and Ku-band capacity on each satellite, except for PAS-6, will give PanAmSat flexibility to meet its customers' needs for domestic, regional and international communications services.

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

The HAC PAS-5 Contract

     PanAmSat has contracted with Hughes Aircraft Company ("HAC") for the construction and delivery of PAS-5 (the "HAC PAS-5 Contract"). The HAC PAS-5 Contract calls for the delivery to support an early May 1997 launch. HAC has notified PanAmSat that construction is delayed and that HAC will be able to support a launch no earlier than late June 1997. After a specified grace period, there will be liquidated damages payable by HAC in the event of a late delivery which is the fault of HAC. Payments representing approximately 80% of the total cost of the satellite will be made during the period of the satellite's construction and upon completion of the satellite's in-orbit testing with the remainder of such costs to be paid in the form of incentive payments based upon the satellite's orbital performance over the 15-year period following launch. PanAmSat has the option of prepaying the incentive obligations at any time. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. The HAC PAS-5 Contract provides for a limited pre-launch warranty by

HAC which requires HAC to correct or replace any non-conforming goods with conforming goods, if such correction or replacement can be reasonably accomplished as determined by HAC. If the delivery is delayed due to the fault of PanAmSat, PanAmSat will be obligated to pay to HAC its reasonable costs incurred as a result of the delay plus a profit component.

The SS/Loral Satellite Contract

     PanAmSat has contracted with SS/Loral for the construction and delivery of PAS-6, PAS-7 and PAS-8, and for the option to purchase up to two additional satellites and up to four spare satellites (the "SS/Loral Satellite
Contract"). The SS/Loral Satellite Contract calls for the delivery of PAS-6, PAS-7 and PAS-8 no later than November 10, 1996, August 4, 1997 and February 21, 1998, respectively. Despite the specified November 10, 1996 delivery date, PAS-6 was delivered to the launch site in March 1997. The Company expects completion and delivery of PAS-7 in December 1997 followed by an anticipated launch in the first quarter of 1998. In addition to the revised delivery schedule, SS/Loral has informed the Company that it expects that the satellite will exceed its contractual weight specifications. To ensure that the excess weight does not affect the satellite's intended operational lifetime of approximately 15 years, PanAmSat is exploring several options, including satellite modifications by SS/Loral or the use of an alternative Ariane IV launcher configuration to deploy the spacecraft. Payments representing approximately 80% of the total cost of the satellite will be made during the period of the satellite's construction and upon completion of the satellite's in-orbit testing with the remainder of such cost to be paid in the form of incentive payments based on orbital performance which will be made over the 15-year period following launch. PanAmSat has the option of prepaying the incentive obligations at any time. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. The SS/Loral Satellite Contract provides for a pre-launch warranty by SS/Loral which requires that the satellite be free from defects and perform in accordance with technical specifications.

LAUNCH ARRANGEMENTS

Launch Services for PAS-5, PAS-6, PAS-7, PAS-8 and Future Satellites

     PanAmSat expects to launch PAS-5 and PAS-8 on a Proton launch vehicle, PAS-6 on an Ariane IV launch vehicle and PAS-7 on an Ariane IV or Ariane V launch vehicle. Arianespace S.A. ("Arianespace") has had a successful launch rate of approximately 93% since it began operations in May 1984 and an approximately 95% success rate with the Ariane IV launch vehicle. The Ariane V is Arianespace's latest-generation launch vehicle and is capable of carrying heavier payloads. The first experimental launch of Ariane V suffered a launch failure on June 4, 1996. Arianespace is going forward with the development of Ariane V, but the timing of the availability of Ariane V for commercial launches is uncertain. In addition, on November 17, 1996, a Proton launch vehicle suffered a launch failure, the second such failure in 1996. Preliminary indications are that the failure may have been caused by the satellite and not the launch vehicle, and as such PanAmSat does not believe that such failure will cause any delay to future PanAmSat or Proton launches. An investigation of the failure has commenced, but a final report has not been issued. Detailed information about the nature of the launch failure or whether it will have an impact on the timing of the launch of PAS-5 is not currently available.

     PanAmSat has entered into a contract with Arianespace for the launch of PAS-6, which is expected to be launched from Arianespace's launch base in French Guiana. In connection with the delayed delivery of PAS-6, PanAmSat has amended its launch agreement with Arianespace to specify an April 1997 launch slot (or earlier if both PanAmSat and Arianespace can accommodate it) for PAS-6. However, Arianespace has informed PanAmSat that because of a delay in its preceding launch with another customer, the launch of PAS-6 will likely be delayed until May 1997. In December 1995, PanAmSat signed a multi-launch service contract with Arianespace for one firm launch, which PanAmSat currently plans to use for PAS-7, and rights for additional launches. PanAmSat has exercised its rights for an additional launch in late 1999 or early 2000 for an unspecified satellite.

     Arianespace has indicated its ability to provide a first quarter 1998 launch to accommodate the delay in the construction of PAS-7. It may be possible to negotiate an agreement with Arianespace for a more powerful launch, but there can be no assurance that PanAmSat will be able to reach agreement with Arianespace on the terms or timing of a more powerful launch than currently specified in PanAmSat's launch contract.

     PanAmSat has entered into an agreement (the "LKE Launch Contract") with Lockheed-Khrunichev-Energia International, Inc. (now known as International Launch Services) ("LKE") which provides for launch services on the Proton launch vehicle. The Proton, which is built in Russia and launched in Khazakhstan, has a reliability rate of 94% over the last 50 launches. If the Proton is unavailable due to technical, regulatory, or other factors, LKE would provide launch services for at least one launch using an alternative launch vehicle. The LKE Launch Contract provides for the launch of three of PanAmSat's satellites. It is anticipated that two of these launches will be used for PAS-5 and PAS-8. PanAmSat and LKE have agreed to a revised launch schedule for PAS-5 for July 1997.

     PanAmSat has reached agreements with SS/Loral, Arianespace and LKE that will give PanAmSat contractual rights for the construction and launch of replacement satellite(s) within 12 months or less of the launch failure of any one or more of PAS-5, PAS-6, PAS-7 or PAS-8, in all cases in less time than it took for the replacement satellite for PAS-3 to be constructed and launched after the original satellite suffered a launch failure. Based upon provisions that PanAmSat has been able to negotiate in contracts for its existing in-orbit satellites and negotiations thus far with respect to services for its future satellites, PanAmSat believes that these contractual rights for replacement satellite(s) will allow it to retain its anticipated customer contracts for these satellites in most circumstances (as was the case when PAS-3 suffered a launch failure), including in the event of a launch failure. However, any further delay to the launch of PAS-6 or PAS-5 (more than currently anticipated) could mean that replacement satellites, if required, would not be available in time to avoid certain customers' rights to terminate their contracts with respect to such satellites.

     The launch contracts provide that PanAmSat may terminate such contracts at its option, and the contracts include termination liability schedules that increase in magnitude as the timing of any such termination approaches the date of launch. The maximum liability, calculated in accordance with such schedules, for launch services that have been ordered in connection with any individual launch (including postponement fees) is approximately $45.0 million. Payments made by PanAmSat prior to PanAmSat's election to terminate any such launch contract are offset against any such liability owed. The launch contracts also contain rights for replacement launches in the event of launch failures within specified periods following request for relaunch.

Control of Satellites After Launch

     Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. PAS-1 is controlled under a long-term tracking, telemetry & control ("TT&C") agreement by GE Capital Spacenet Services, Inc. from PanAmSat's earth station facility located in Ellenwood, Georgia. PanAmSat has an agreement with HCSS (and, in the case of PAS-5, with HAC) whereby HCSS will provide TT&C services for PAS-2, PAS-3 and PAS-5 from HCSS facilities, which will employ, in some cases, earth station facilities to be supplied by PanAmSat. HCSS presently provides TT&C services for twelve satellites in orbit. PanAmSat has an agreement with Optus Networks Pty Limited ("Optus"), a leading supplier, for the provision of TT&C for PAS-4. Optus is a recognized provider of such services with experience in maintaining Hughes' satellites in orbit at locations that are outside of the look angle of Hughes' U.S. facilities. PanAmSat and SS/Loral have an agreement pursuant to which SS/Loral would provide TT&C service for PAS-6, PAS-7 and PAS-8.

Insurance

     Under the satellite construction contracts, the contractor generally bears the risk of loss of a satellite during the construction phase up to the delivery, at which time title and risk of loss pass to PanAmSat (at which time the launch insurance will become operative).

     In January 1996, PanAmSat obtained launch insurance for the construction, launch and insurance costs for future satellites at a contracted premium rate of 16% of the amount insured for PAS-5, PAS-6, PAS-7 and PAS-8. In April 1996, PanAmSat obtained launch insurance for the construction, launch and insurance costs at a contracted premium rate of 16% for PAS-9/R. The Certificate of Designation (the "Certificate of Designation") for the Preferred Stock contains, and the Indenture (the "Exchange Indenture") relating to PanAmSat's 12-3/4% Senior Subordinated Notes due 2005 (the "Exchange Debentures") would contain covenants requiring PanAmSat to obtain launch insurance for PAS-5 and PAS-6 sufficient to cover the estimated cost of construction, launch and launch insurance for a replacement satellite in the event of a total launch failure up to a maximum of $230 million.

Coverage under PanAmSat's launch insurance will include claims arising from occurrences up to 180 days after the launch. As a general matter, however, PanAmSat anticipates that the insurance coverage will include not only catastrophic loss of a satellite during launch but also the failure of a satellite to obtain proper orbit or to perform in accordance with specifications once in orbit. If 50% or more of a satellite's capability is lost, then a constructive total loss is deemed to have occurred, and the full amount of insurance would become due and payable. If the satellite is able to achieve more than 50% but less than 85% of its performance specifications, PanAmSat will be entitled to a portion of the amount of the insurance after taking into account a deductible equivalent to no more than 15% of the satellite's capability. Losses are measured in transponder years with Ku-band transponders weighted as 1.25 times the value of C-band transponders.

     The insurance policies include standard commercial launch insurance provisions and customary exclusions including (i) military or similar actions,
(ii) laser, directed-energy or nuclear anti-satellite devices, (iii) insurrection and similar acts or governmental action to prevent such acts, (iv) governmental confiscation, (v) nuclear reaction or radiation contamination, (vi) willful or intentional acts of PanAmSat or its contractors, (vii) loss of market, loss of revenue, extra expenses, incidental and consequential damages, and (viii) third-party claims against PanAmSat.

     Over the period from 1989 to 1996, the risk of an insured commercial satellite failing prematurely due to, among other things, mechanical failure, a collision with objects in space or an inability to maintain proper orbit, was approximately 1.6%. In-orbit insurance is typically purchased after a satellite has been satisfactorily tested in-orbit, and coverage would commence upon expiration of the launch insurance. The covenants under the Indenture dated as of August 5, 1993 (the "Senior Secured Note Indenture"), among PanAmSat, PanAmSat Capital Corporation ("PanAmSat Capital") and First Trust National Association, as trustee, pursuant to which the Senior Secured Notes were issued, and the Indenture dated as of August 5, 1993 (the "Discount Note Indenture," and together with the Senior Secured Note Indenture, the "1993 Indentures"), among PanAmSat, PanAmSat Capital and U.S. Trust Company of New York, as trustee, pursuant to which the Discount Notes require PanAmSat to maintain in-orbit insurance for PAS-1, PAS-2, PAS-3 and PAS-4 in specified amounts. The Certificate of Designation requires, and the Exchange Indenture would require, PanAmSat to maintain in-orbit insurance for PAS-1, PAS-2, PAS-3, PAS-4, PAS-5 and PAS-6. As of December 31, 1996, PanAmSat carried approximately $60.0 million of in-orbit insurance for PAS-1, $192.0 million of in-orbit insurance for PAS-2 (which amount decreases on a straight-line basis over the estimated useful life of the satellite), $219.8 million of in-orbit insurance for PAS-3 (which amount decreases on a straight-line basis over the estimated useful life of the satellite), and $216.5 million of in-orbit insurance for PAS-4 (which amount decreases on a straight-line basis over the estimated useful life of the satellite). PanAmSat is presently exploring its insurance options with respect to in-orbit coverage of each of PAS-5 and PAS-6 and intends to obtain in-orbit insurance initially for approximately 96% of the construction, launch, and insurance costs of each satellite, as well as for PAS-7, PAS-8 and PAS-9/R. PanAmSat renewed its in-orbit insurance on PAS-1 in 1996 at an increased contracted annual premium rate of 3.75% of the coverage provided thereby. This increase is attributable to certain anomalies which appeared in 1995, in the performance of one of the command receivers on PAS-1. PanAmSat has put in place certain operational procedures which are designed to prevent the recurrence of these anomalies. The contracted annual premium rate for PAS-2, PAS-3 and PAS-4 in-orbit insurance is 2.15% of the coverage provided thereby.

     Coverage under PanAmSat's in-orbit insurance will include claims arising from occurrences subsequent to 180 days after the launch. The insurance coverage includes the failure of a satellite to continue to perform in accordance with specifications. If 50% or more of a satellite's remaining capability is lost, then a constructive total loss is deemed to have occurred, and the full amount of insurance would become due and payable. If the satellite is able to maintain more than 50% but less than 90% of its performance specifications, PanAmSat will be entitled to a portion of the amount of the insurance after taking into account a deductible equivalent to not more than 10% of the satellite's capability. PanAmSat's in-orbit policies typically include customary commercial satellite insurance exclusions, including, among other things, damage or loss caused by military actions or acts of war, anti-satellite devices, government action, frequency interference or nuclear reaction.

Sales and Marketing

     PanAmSat's sales and marketing activities are separated into three general service areas: full-time program distribution; part-time and ad hoc broadcast; and business communications and long-distance telephony.

     PanAmSat's Greenwich headquarters has a sales and marketing department for each service area. PanAmSat also has sales and marketing offices in Coral Gables, Florida, Sydney, Australia, London, England, Tokyo, Japan and Johannesburg, South Africa, which provide integrated sales and marketing for all three service areas in their respective regions. The senior executive officers of PanAmSat have been directly involved in marketing to key broadcasting and business communications customers.

COMPETITION

     PanAmSat competes with companies and organizations which own or utilize satellite or terrestrial transmission facilities. Many of such entities have greater financial resources than PanAmSat.

Other Satellite Operators

     PanAmSat's largest competitor in the international satellite communications industry is Intelsat. Intelsat's mandate, established by international treaty, is to provide international satellite capacity on a non-discriminatory basis to countries around the world. Since its formation in 1964, Intelsat's primary business has been the provision of satellite capacity for long-distance telephony circuits. Historically, Intelsat has made available only a small fraction of its transponders on each of its satellites for broadcasting services. Comsat is the U.S. signatory of Intelsat and is the exclusive wholesale marketer of Intelsat satellite capacity in the United States.

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

     In recent years, Intelsat has responded to international and regional competition from private satellite systems by purchasing higher power satellites, offering focused regional coverage and pursuing arrangements which are designed to permit broader marketing and support of its services, including establishing regional Intelsat offices. Intelsat has also begun to shift away from its historical focus on international telephony services towards providing television and business communications network services. For example, in October 1994, Intelsat's assembly of parties decided on a classification of its proposed DTH services that will make it easier for Intelsat to provide DTH services. Intelsat currently operates satellites that are capable of providing DTH services in Latin America and is considering the purchase and launch of a dedicated DTH satellite to serve Latin America. In December 1996, Intelsat approved a proposal to construct a satellite for DTH services in the Asia-Pacific Region. There can be no assurance that Intelsat will not obtain a competitive advantage over PanAmSat for broadcasting and business communications services. In February 1996, Comsat and the Clinton Administration agreed to submit a proposal regarding Intelsat restructuring that would divide Intelsat into two separate entities through the creation of a new Intelsat affiliate company. Comsat has been discussing the proposal with other Intelsat signatories, but based on trade press reports it appears that the proposal has little or no support outside the United States. Intelsat is also considering other proposals and is expected to take up the issue of restructuring at the 1997 meeting of its member governments. If the joint proposal or any other proposal on restructuring is approved and an affiliate company of Intelsat is established, this could result in increased competition to PanAmSat.

     For regional television distribution outside of the United States, broadcasters use, among others, Arabsat (Middle East), Eutelsat (Europe), Astra (Europe), AsiaSat and APStar (Asia), Columbia Communications Corp. (Atlantic and Pacific Ocean regions), Orion Network Systems, Inc. ("Orion") (Atlantic Ocean region) and Palapa (Southeast Asia) and, to a lesser extent, Intelsat. While these entities are active in regions in which PanAmSat plans to provide facilities and services, only Intelsat is a global system. Countries that have domestic satellite systems include Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, Russia, South Korea, Spain, Thailand, Turkey and the United States. Argentina, Brazil, Malaysia, Mexico and Thailand also provide regional services on their domestic satellites.

     For example, AsiaSat, a private regional satellite operator based in Hong Kong, has granted an exclusive right for international program distribution on its current AsiaSat-1 satellite to one broadcaster, StarTV. StarTV requires broadcasters to distribute their programming under the StarTV name and also requires broadcasters to share a portion of their revenues with StarTV. AsiaSat-1 also offers satellite capacity for business communications and voice services. In 1995, AsiaSat launched the AsiaSat-2 satellite on a Chinese rocket and published reports indicate that AsiaSat has entered into a lease for satellite capacity with StarTV which was also granted an exclusive right for international programming distribution on AsiaSat-2.

Proposed Satellite Systems

     Other companies have announced plans to operate regional or transoceanic satellite systems. Entry into the international satellite communications industry can be expensive and difficult. The construction and launch of a satellite comparable to PanAmSat's new satellites usually takes approximately three or more years and costs approximately $200 million to $250 million. In addition, there are a limited number of orbital slots. The operation of an international satellite communications system also requires approvals from national telecommunications authorities and Intelsat and, in certain cases, from regional satellite authorities, such as Eutelsat. See "Government Regulation." While the trend around the world is to liberalize these regulatory requirements, at present obtaining the necessary licenses involves significant time, expense and expertise.

     Orion has announced plans to construct and launch an additional satellite in mid-to late 1997 in the Atlantic Ocean Region and a satellite thereafter in the Asia-Pacific region.

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

Service Providers

     A number of U.S.-based service providers offer business communications services in competition with PanAmSat through Intelsat satellite capacity including Comsat, MCI and Sprint. In addition, MCI and Sprint are users of PanAmSat's satellites when they seek to use satellites for part or all of the network services they offer their customers. Certain service providers, such as Keystone Communications, utilize leased satellite capacity to provide limited services to broadcasters, primarily for ad hoc applications.

Optical Fiber Cables

     Optical fiber cables generally do not compete with PanAmSat's services. The primary use of optical fiber cables is to carry high-volume telephony communications on a point-to-point basis, a market PanAmSat does not intend to enter. Transcontinental optical fiber cables currently carry video traffic, but this service is largely for point-to-point traffic (e.g., New York to London). Optical fiber cables are not readily usable for point-to-multipoint broadcast applications or for the transmission of ad hoc events which require short-term satellite capacity and transportable uplink earth stations. These areas are expected to constitute the largest segments of PanAmSat's broadcasting services.

U.S. Domestic Satellites

     The FCC traditionally has not permitted U.S. domestic satellites to provide international service except in limited circumstances. However, on January 22, 1996, the FCC released a decision permitting all U.S.-licensed satellites to provide both domestic and international services without regard to whether the satellites initially had been licensed as domestic satellites or separate international systems. In practice, however, most existing U.S. domestic satellites are designed to serve principally the United States. The FCC's decision also authorized direct broadcast satellite systems licensed by the FCC to provide international service.

Government Regulation

     The international communications environment is highly regulated. As an operator of a privately owned international satellite system, PanAmSat is subject to the regulatory authority of the U.S. government (primarily the FCC) and the national communications authorities of the countries in which it operates. In addition, PanAmSat is subject to the Intelsat consultation process as described below, which can result in the imposition of operational restrictions on PanAmSat. While PanAmSat has all necessary licenses and governmental approvals for the construction, launch and operation of PAS-1, PAS-2, PAS-3 and PAS-4, there can be no assurance that PanAmSat will succeed in obtaining all requisite regulatory approvals for PAS-5, PAS-6, PAS-7 and PAS-8 and for the orbital slots planned for these satellites without the imposition of operational restrictions on PanAmSat.

U.S. Regulation

     The FCC is the governmental body with primary authority in the United States over all satellite carriers.

     1.   Licensing Terms

     PanAmSat is not regulated as a common carrier. As a non-common carrier PanAmSat is free to set prices and serve customers according to its business judgment, without rate of return or price cap regulation or requirements not to discriminate among customers, and with minimal governmental scrutiny of its business decisions. PanAmSat is subject to the FCC's review primarily for: (i) the licensing of individual satellites and earth stations (e.g., meeting minimum financial, legal and technical standards); (ii) avoidance of interference with other radio stations; and (iii) compliance with rules the FCC has established specifically for U.S.-based international satellite companies.

     PanAmSat's original license from the FCC prohibited it from carrying any traffic to or from the United States that interconnected with a public switched telephone network ("PSTN"). This restriction was designed to protect
Intelsat's public switched telephone services business from competition and broadly precluded any separate international satellite company, such as PanAmSat, from any connection, direct or indirect, into the PSTN on either side of a circuit that enters or leaves the United States. Thus, a customer could not terminate a private line carried by PanAmSat into a switchboard that would switch the call into the PSTN, either in the United States or at the other end of the circuit.

     In subsequent decisions, the FCC authorized PanAmSat to provide a wide range of services involving the PSTN. In response to a petition filed by PanAmSat with the FCC, and in recognition of changed conditions, the FCC in March 1992 modified this restriction to permit carriage of 1,250 64-kbps bearer circuits of fully connected telephone traffic per satellite and stated its intention to eliminate this restriction entirely by January 1, 1997. In March 1994, the FCC reaffirmed the 1,250 64-kbps bearer circuit standard for public switched services and authorized PanAmSat to provide an unlimited number of private lines that are connected to the PSTN. The interconnected private lines are subject to resale restrictions and to restrictions against using the interconnected private lines to provide public switched telephone service. In October 1994, Intelsat increased the threshold below which Intelsat presumes private international satellite systems do not cause economic harm to 8,000 64-kbps bearer circuits per satellite. In November 1996, the FCC brought its policies into line with this new standard, and effective January 1, 1997, the FCC no longer restricts the number of public switched circuits that PanAmSat may carry. For purposes of Intelsat consultation, however, the presumption that private international satellite systems do not cause economic harm continues to be limited to systems carrying 8,000 64-kbps bearer circuits or less per satellite. The FCC's previous separate system policies restricted PanAmSat's ability to provide U.S. domestic service, subject to certain exceptions. On January 22, 1996, however, the FCC released a decision abolishing those restrictions and also permitting all U.S.-licensed satellites to provide international service.

     The FCC has granted PanAmSat Carrier Services, Inc. ("PCSI"), a wholly owned subsidiary of PanAmSat, authority, pursuant to Section 214 of the Communications Act of 1934, as amended (the "Communications Act"), to provide international private line and public switched services via the PAS-1 satellite on a common carrier basis. Although PCSI is a common carrier, PanAmSat will continue to operate as a non-common carrier.

     2.   Authorization to Construct, Launch and Operate Satellites

     PanAmSat has conditional or final authorization from the FCC for a total of five satellites. The U.S. government has filed with the ITU for, among other things, all of PanAmSat's orbital slots for PAS-1 through PAS-8. See "International Telecommunications Union."

     PanAmSat is licensed by the FCC to operate PAS-1 in geostationary orbit at 45(degrees) W.L. PanAmSat is required to engage in frequency coordination with other satellite operators. These include Orion Satellite Corporation, which has an FCC authorization for an international satellite in the orbital location adjacent to PAS-1. Orion has taken the position that PanAmSat must accept interference from Orion's satellite because PAS-1 does not have "full frequency reuse," while PanAmSat has disputed this position. The FCC has suggested that Orion's position is incorrect, but stated that it will not rule definitively on the issue unless the parties are unable to resolve their differences by frequency coordination. Orion announced in 1993 that it had canceled its contract for construction of the satellite which was intended for this orbital slot but reaffirmed its intention to build such satellite at an unspecified later date.

     PanAmSat is licensed to operate PAS-2 in geostationary orbit at 191(degrees) W.L. PAS-2 was launched in July 1994.

     PanAmSat is licensed to operate PAS-3 in geostationary orbit at 43(degrees) W.L. PAS-3 was launched in January 1996.

     PanAmSat is licensed to operate PAS-4 in geostationary orbit at 68.5(degrees) E.L. PAS-4 was launched in August 1995.

     PanAmSat has obtained conditional regulatory approval from the FCC to construct, launch and operate PAS-6 at 43(degrees) W.L., where it would be co-located with PAS-3 over the Atlantic Ocean Region in order to provide DTH television services throughout Latin America.

     PanAmSat has obtained conditional regulatory approvals from the FCC to construct, launch, operate and locate a satellite at 72(degrees) E.L. (over the Indian Ocean Region), subject to a full financial showing and demonstration of consultation with Intelsat. In addition, PanAmSat has requested approval to co-locate a satellite with PAS-4. PanAmSat intends to locate PAS-7 at the 68.5(degrees) E.L. orbital location if its application for such orbital location is granted. PanAmSat has requested a waiver that would enable its 68.5(degrees) E.L. co-located application to be processed under the pre-existing separate system policies, rather than under recently-adopted new FCC processing policies under which the FCC would not process the application until it had completed processing of all domestic satellite and separate system applications that were pending when the FCC adopted the new processing policies on January 19, 1996. If these policies were to apply, then after the FCC had finished processing pending applications it would issue a public notice establishing a new processing round including the 68.5(degrees) E.L. application and any other applications filed in response to the public notice. Absent a waiver, therefore, processing could be substantially delayed beyond the anticipated PAS-7 launch, which is scheduled for the third quarter of 1997. No delay would occur if PanAmSat elects to position PAS-7 at 72(degrees) E.L.

     None of these final or conditional authorizations, as appropriate, is subject to further administrative or judicial reconsideration or review. The FCC reserves the right to require the repositioning of a satellite's orbital slot if the FCC determines that it is in the national interest that such a change be made. The FCC has rarely used this authority.

     PanAmSat's conditional construction authorizations, by themselves, do not entitle PanAmSat to expend funds toward the construction of its satellites. Accordingly, from time to time PanAmSat has requested and received waivers pursuant to Section 319(d) of the Communications Act from the FCC permitting such expenditures in specified amounts.

     PanAmSat also has pending FCC applications for the following satellites:
PAS-8, to be located at 194(degrees) W.L. (over the Pacific Ocean Region) and PAS-5 at 58(degrees) W.L. (to supplement the capacity of PAS-1 and PAS-3). PanAmSat may request approval to co-locate PAS-8 with PAS-2.

     Final FCC authorization for each of PanAmSat's satellites and orbital slots is subject to demonstration that PanAmSat has sufficient funds to construct, launch, and operate the satellite for one year and completion of the Intelsat consultation process with at least one country in addition to the United States. The FCC recently revised its financial qualification requirements for separate system applicants, requiring that such applicants make a full financial showing at the time they file. The FCC's decision gives applicants whose applications are already on file an opportunity to amend their applications to conform to the new financial requirements. Applications that were filed prior to April 25, 1995 are "grandfathered" and need not comply. Applications that were filed after that date and that specified "uncongested" portions of the orbital arc may, upon "appropriate request," defer their full financial showing pursuant to the two-step financial standard that previously was applicable to separate systems. PAS-5 and PAS-8 are grandfathered under the new rules, and PanAmSat has requested that PAS-6 and PAS-7 be processed under the pre-existing two-step financial standard. PanAmSat therefore believes that these new financial requirements will not materially affect its ability to obtain final authority for PAS-5, PAS-6, PAS-7 and PAS-8. There can be no assurance, however, that these new requirements will not materially affect the ability of PanAmSat to obtain final authority for any future satellites.

     PanAmSat also has filed applications for satellites at 79(degrees) W.L. (PanAmSat has informally requested that the FCC associate this application with the 81(degrees) W.L. orbital location) and at 93(degrees) W.L. These applications, as well as the applications and authorizations discussed above for PAS-1 through PAS-8, all involve operations on C-band and Ku-band frequencies. If these two applications are granted, the FCC would have to assign different orbital locations because it since has assigned the 79(degrees) W.L. and 93(degrees) W.L. locations to other applicants. In addition, PanAmSat has filed applications for nine Ka-band satellites. Two of the nine applications were filed within the deadline for the first Ka-band "processing group" and the FCC tentatively has assigned to PanAmSat the orbital location it requested in one application subject to final action on its application for the orbital location. Pursuant to an agreement among all the Ka-band applicants that is subject to FCC approval, PanAmSat expects to be assigned a second Ka-band orbital location. The remaining seven applications were filed after the deadline, and the FCC's International Bureau denied PanAmSat's request to reopen the initial Ka-band processing round. Unless that decision is reversed on review or appeal, the seven applications might not be processed until the FCC commences a second Ka-band processing round. The FCC has an ongoing rulemaking process to determine on what basis it will authorize applicants to construct, launch and operate satellites in the Ka-band.

     The frequencies that are intended to be used to uplink to PAS-7 and PAS-6 include frequencies in the 13.75-14.0 GHz band, which constitute approximately 33% of the frequencies of PAS-6 and approximately 80% of the Ku-band frequencies on PAS-7. These frequencies must be coordinated with the U.S. government on an earth-station-by-earth-station basis to insure that harmful interference to primary government operations is minimized. PanAmSat presently is undertaking such coordination and believes that it will be able to coordinate successfully with federal government users. While PanAmSat believes that it will successfully coordinate with such earth stations or will institute operational solutions that will mitigate the problem, there can be no assurance that PanAmSat's efforts will be successful.

     3.   Intelsat Consultation

     Prior to receiving final licensing and launch authority, and prior to offering services between the United States and any overseas point, PanAmSat has to complete a consultation with Intelsat under Article XIV of the Intelsat Agreement. This requires arranging for the U.S. government and the appropriate governmental authority in at least one overseas point to consult with Intelsat to assure that use of the new satellite will cause Intelsat neither technical harm arising from signal interference nor "significant economic harm." Thereafter, in order to provide services involving additional countries, those countries have had to associate with the prior Article XIV consultation. In September 1994, Intelsat's board of governors eliminated the association requirement. To provide domestic services in any country other than the United States, PanAmSat need only make the technical showing. For PAS-1, the first private international satellite to go through the process, the consultation process was extremely difficult, as Intelsat initially took the view that any separate system would cause significant economic harm. Over time, however, Intelsat has modified its views. In November 1992, Intelsat adopted a resolution indicating that it will no longer scrutinize for significant economic harm any satellite services that do not connect with the public telephone network or which do not provide more than 1,250 64-kbps bearer circuits connecting to the PSTN per satellite. In October 1994, Intelsat approved an increase in this limitation to 8,000 64-kbps bearer circuits per satellite, and in November 1996, the FCC brought its policies into line with this new standard. The FCC is responsible for ensuring that PanAmSat has undergone the necessary consultation and that it operates in accordance with the technical parameters forming the basis for an Article XIV consultation. If PanAmSat changes the terms (either technical or service) of its operation in a significant way, it may need to reconsult with Intelsat.

Overseas National Telecommunications Authorities

     PanAmSat is the first private company to provide global (excluding domestic U.S.) satellite services. Most countries where PanAmSat operates are signatories of Intelsat. As a result, their national telecommunications authorities may require confirmation that PanAmSat successfully completed technical coordination with Intelsat before providing services on a given satellite. Beyond this consultation, PanAmSat may be subject to national communications and/or broadcasting laws. While these vary from country to country, national telecommunications authorities have not typically required PanAmSat to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities. PanAmSat believes that Argentina, Colombia and Pakistan are the only countries in which PanAmSat currently operates that require national regulatory approval for the provision of space services to licensed carriers. PanAmSat has obtained authorization from the Argentine National Telecommunications Commission to provide services on PAS-1 and PAS-3 in Argentina, and has applied for authorization for PAS-6. Recent changes in the law in Argentina, however, appear to limit the circumstances in which non-Argentinian satellites may be used to provide certain satellite services in Argentina. PanAmSat will oppose these measures vigorously to the extent the measures are determined to apply to PanAmSat's satellite system. There can be no assurance, however, that PanAmSat will be able to obtain the authorizations needed to serve customers in Argentina in the future or to avoid having its existing authorizations circumscribed in a manner that adversely affects its ability to serve existing customers in Argentina. PanAmSat has also received regulatory approval in Pakistan.

     National laws and regulatory practices governing access to satellite systems vary substantially among countries. Many countries have liberalized their national communications market, allowing multiple entities to seek licenses to provide voice, data or video services for their own use or for third-party use; to own and operate private earth station equipment; and to choose a provider of satellite capacity. Many countries allow licensed radio and television broadcasters and cable television providers to own their own transmission broadcast facilities and purchase satellite capacity without restriction. In such environments, customer access to PanAmSat's services can be a relatively simple procedure. PanAmSat may provide services through one or many licensed carriers or to end-users of private network services directly. Such liberalization policies have been adopted in most Latin American countries and, increasingly, in Europe, Africa and Asia.

     In several countries, PanAmSat has chosen to apply to national telecommunications authorities to obtain licenses for provision of services directly to end users. In Ecuador, France, Germany, Japan and the United Kingdom, PanAmSat has obtained licenses covering its operations which permit PanAmSat to provide certain services directly to end users. In Colombia and Peru, PanAmSat has requested from the national telecommunications authorities its own licenses to service customers directly.

     Other countries, however, have maintained strict monopoly regimes, so that end-users may be required to access PanAmSat's services through a single, government owned entity. In such markets, the entity (often the Posts, Telephone and Telegraph authority, or the "PTT") may hold a monopoly on ownership and operation of facilities or on the provision of communications and/or broadcasting services to, from and within a country, including via satellite. In order to provide services in such environments, PanAmSat may be required to negotiate an operating agreement with the PTT that describes the types of services offered by each party, the contractual terms for service and each party's rates. Depending on the national regulatory requirements, these operating agreements may require that PanAmSat's services be obtained through the PTT alone at a pre-arranged markup, with all associated ground services provided by the PTT; or the operating agreement may allow customers to own and operate their own facilities but purchase PanAmSat's services through the PTT at a rate reflecting the pre-arranged markup.

     Notwithstanding the wide variety of regulatory regimes extant in the countries where PanAmSat currently provides service, PanAmSat believes that PanAmSat and its customers are in compliance in all material respects with all applicable laws and regulations governing its operations.

International Telecommunications Union

     Nations are required to register their proposed use of orbital slots with the Radio Regulations Board of the ITU (formerly the International Frequency Registration Board) (the "ITU Radio Regulations Board") to ensure that there is an orderly process for accommodating each country's needs for orbital locations. After a nation has advised the ITU Radio Regulations Board of its desire to use a given orbital location at a given frequency, other nations may give notice of their use or intended use in a manner that would conflict with the first proposal. The nations are then obligated to negotiate in an effort to coordinate the proposed uses and resolve interference concerns. The FCC takes responsibility for filing and coordinating PanAmSat's orbital slots with the ITU Radio Regulations Board. If all disputes are resolved, the nations requesting proposed uses may be formally notified, which, theoretically, provides interference protection from subsequent or nonconforming uses. The ITU Radio Regulations Board has no dispute resolution or enforcement mechanisms, however, and if the nations cannot agree upon a coordination or upon resolution of an interference problem, there are no clear remedies under international law. Although PAS-1 has been operating since 1988, Brazil has not yet withdrawn certain objections which it raised to PAS-1's orbital slot, and, accordingly, the FCC has never received final notification from the ITU Radio Regulations Board that PAS-1's orbital slot has been finally registered. PanAmSat believes that Brazil's objections will not adversely affect PanAmSat's ability to continue to operate PAS-1.

     The government of Papua New Guinea and the government of Tonga have filed notices of intended use that potentially conflict with the registrations for PAS-2, PAS-4 and PAS-8. The government of Tonga has filed conflicting claims for orbital slots with regard to other ITU Radio Regulations Board filings in the past, but neither the government of Tonga nor the government of Papua New Guinea (whose filing that potentially conflicts with PAS-2 dates back to the mid-1980s) has ever launched a satellite. On September 12, 1994, however, an agreement was announced between an agent of Tonga and APT Satellite to locate APStar-1 at 138(degrees) E.L., an orbital location that Tonga had filed for at the ITU. Moreover, Tonga has entered into a series of agreements with a start-up company, Rimsat, that provides Rimsat access to the orbital locations claimed by Tonga. Rimsat, in turn, has arranged to acquire various Russian satellites to place in such locations. PanAmSat believes Rimsat placed two Russian-built satellites over the Pacific Ocean at 134(degrees) E.L. and 130(degrees) E.L., neither of which conflicts with orbital locations reserved for PanAmSat. Tonga and Rimsat, however, have announced similar arrangements that would place Russian satellites at 70(degrees) E.L., which could conflict with PAS-4's slot of 68.5(degrees) E.L., and at 189.25(degrees) W.L., which could conflict with PAS-2 at 191(degrees) W.L. Rimsat reportedly has defaulted on its payments to Tonga and to the vendor of its Russian satellites, and courts in Indiana and the island of Nevis, respectively, have appointed a bankruptcy trustee and a receiver to manage Rimsat's affairs. The Russian company from which Rimsat obtained its satellites reportedly has taken back control of the satellites. Papua New Guinea filed with the ITU for a slot at 192.55(degrees) W.L. prior to the time that the FCC filed on PanAmSat's behalf for PAS-2. PanAmSat believes the Papua New Guinea registration has expired but Papua New Guinea claims its registration will remain valid for several years. On June 16, 1993, PanAmSat filed an application with the FCC to change the orbital location of PAS-2 from 192(degrees) W.L. to 191(degrees) W.L. , in part to gain an additional degree of separation from the location claimed by Papua New Guinea. Pacific Satellite, Inc. ("Pacstar"), a company that is owned in part by Papua New Guinea and that claims rights to Papua New Guinea's orbital location, filed a "Petition to Deny or in the Alternative to Condition Approval on Showing of No Interference" against PanAmSat's application. The FCC has denied the Pacstar petition. Pacstar's appeal to the United States Court of Appeals for the District of Columbia was dismissed because it was untimely. According to press accounts, Papua New Guinea and Loral Space and Communications Ltd. ("Loral Space") entered into an agreement in early 1997 under which Loral Space would build and place three satellites into orbital locations claimed by Papua New Guinea, including the 192.55(degrees) W.L. orbital location, and Loral Space and Papua New Guinea would share capacity on the satellites.

     In addition, a Russian government satellite operates at 70(degrees) E.L. Up to one half of the C-band transponders on PAS-4 overlap in frequency with the Russian satellite. PanAmSat, under the auspices of the U.S. government, has attempted to coordinate the two satellites with Russian authorities. The Russian authorities, however, have refused to provide full technical information regarding the satellite, and claim that PAS-4 interferes with the Russian satellite. The Russian authorities filed a complaint with the ITU and requested that the U.S. authorities require PanAmSat to cease the alleged interference. The U.S. government challenged the Russian authorities' claim of interference and urged the Russian authorities to provide additional technical information regarding the satellite, and to proceed with coordination. On November 8, 1996, the ITU declined to take action on the Russian complaint and referred the matter to the United States and the Russian administration for further coordination efforts. PanAmSat believes that PAS-4 and the Russian satellite could be coordinated successfully with reduced adverse effects on PAS-4 capacity. However, until coordination is completed successfully, PanAmSat's ability to provide services in Russia or to Russian customers will be affected adversely, both technically and politically. It is PanAmSat's belief that Russia has taken the position that it will not license within Russia the use of PanAmSat's satellites. If PAS-7 is to be co-located with PAS-4, it is unlikely that PAS-7 will be permitted to operate its C-band transponders for commercial use until the above described coordination issues with Russia have been resolved successfully.

     In addition, after the registration for PAS-4 had been filed, Intelsat filed in August 1993 with the ITU Radio Regulations Board for an orbital location that could conflict with PAS-4's then-intended slot and Intelsat subsequently announced plans to place a satellite near its end-of-life at that location. PanAmSat reached an agreement with Intelsat pursuant to which PanAmSat was able to occupy 68.5(degrees) E.L.; Intelsat can locate its end-of-life satellite at 72(degrees) E.L. for a limited period and, at the conclusion of that period, PanAmSat may bring a satellite into service at 72(degrees) E.L.

     PanAmSat's FCC application for PAS-5 includes requests to use the so-called "planned band" frequencies. The U.S. planned band registration request for PAS-6 specifies 45(degrees) W.L., and needs to be modified to specify 43(degrees) W.L. Although PanAmSat believes the FCC will approve operations at 43(degrees) W.L. as requested by PanAmSat, there can be no guarantee of such approval or of successful registration at 43(degrees) W.L. in lieu of 45(degrees) W.L.

     The U.S. government has filed with the ITU for nine orbital slots for Ka-band geostationary satellites, substantially all of which are sought by PanAmSat and other U.S. applicants as well.

     All of the registrations for PanAmSat's satellites are or will be subject to the ITU coordination process. The filings described above that conflict with PanAmSat's registered slots may delay the receipt of final registration for PAS-2's and PAS-4's orbital locations with the ITU Radio Regulations Board.

Employees

     At December 31, 1996, PanAmSat had 210 full-time employees. The Engineering and Operations department consists of 116 employees, all of whom, with the exception of the senior vice-president of engineering and three marketing support engineers, are based full-time at PanAmSat's teleports in Ellenwood, Georgia, Homestead, Florida and Napa, California. The broadcasting, business communications and new business development departments consist of 49 people. There are 45 employees involved in providing administrative, accounting, regulatory and public relations services. PanAmSat believes its relations with its employees are good.

ITEM 2.   PROPERTIES

     PanAmSat's executive offices are located in Greenwich, Connecticut. PanAmSat leases its executive offices pursuant to a lease that will expire on March 21, 2003. PanAmSat currently operates three teleports in conjunction with the PAS Global System. PanAmSat operates its primary teleport in Ellenwood, Georgia and operates regional teleports in Homestead, Florida for PAS-1 and PAS-3, and in Napa, California for PAS-2. All of such teleports are manned 24 hours a day. PanAmSat owns its Homestead, Florida teleport.

     PanAmSat also leases office space for its sales and marketing offices in Coral Gables, Florida, Sydney, Australia, London, England and Tokyo, Japan. PanAmSat's leases for its foreign offices have been entered into upon terms that PanAmSat deems to be reasonable and customary.

ITEM 3.   LEGAL PROCEEDINGS

     In July 1989, PanAmSat and its then chairman, Rene Anselmo, filed an antitrust lawsuit against Comsat, the U.S. signatory to Intelsat, in the United States District Court for the Southern District of New York. In September 1990, the District Court dismissed the complaint, primarily on the ground that Comsat is immune from suit for actions taken "in its role as the U.S. representative to Intelsat." PanAmSat filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit. In September 1991, the Second Circuit reversed the dismissal and remanded the case to the District Court to permit the filing of an amended complaint alleging conduct not shielded by immunity. The amended complaint which seeks substantial damages and injunctive relief was filed on November 15, 1991. Comsat moved to dismiss the amended complaint, but on March 30, 1993, the court denied Comsat's motion and allowed PanAmSat to proceed on all points it had raised in its amended complaint. The amended complaint alleges anticompetitive conduct by Comsat, as well as actions by Comsat in concert with others, to prevent or delay PanAmSat's entry into various markets. On December 16, 1994, Comsat filed a summary judgment motion and on March 1, 1995 PanAmSat filed papers in opposition to Comsat's motion. On September 4, 1996 the District Court granted Comsat's motion for summary judgment against PanAmSat. PanAmSat filed a notice of appeal on October 2, 1996. Briefs have been submitted to the court, but a date for a hearing has not yet been set.

     On or about October 25, 1996, an action was commenced by Comsat against PanAmSat, News Corp. and Televisa, in the United States District Court for the Central District of California. The complaint alleges that News Corp. wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the FCC. As to PanAmSat, the complaint alleges that PanAmSat, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News Corp. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996 the Maryland District Court dismissed without prejudice the complaint in that action on the ground that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages, in an amount to be determined at trial but which Comsat alleges exceed $50,000. On December 11, 1996, PanAmSat, News Corp. and Televisa filed motions to dismiss the action on various grounds, including that the FCC has primary jurisdiction over the dispute, that federal law preempts the claims asserted against PanAmSat and Televisa, that the claims asserted against Televisa and PanAmSat are not recognized by federal law, that the claims against PanAmSat and Televisa fail to state a cause of action and that because the claims against PanAmSat and Televisa depend upon the existence of enforceable rights under the tariff Comsat filed with the FCC, the claims fail if the FCC determines that Comsat has no such rights. In this regard, in April 1996, News Corp. filed a complaint with the FCC challenging Comsat's tariff. Thereafter Comsat filed a motion with the FCC to hold that proceeding in abeyance pending resolution of Comsat's civil suit. By letter ruling dated December 6, 1996, the FCC denied Comsat's motion and established a schedule to resolve the issues raised by News Corp.'s complaint. On January 27, 1997, the parties appeared before Judge Wardlaw for a hearing on the motion to dismiss. From the bench, the Judge denied the motions to dismiss and the parties have proceeded to discovery. Although the Company believes this action is without merit and intends to vigorously contest this matter, it is unable to predict the final outcome of this matter at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     During the fourth quarter of fiscal 1996, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock commenced trading on the Nasdaq National Market on September 21, 1995 under the symbol "SPOT." The Common Stock was listed in connection with the Company's IPO.

     The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for the Common Stock, as reported by the Nasdaq National Market and the Dow Jones News Retrieval Service.

                                                          HIGH     LOW
                                                        --------  ------
1995
    Fourth Quarter (from September 21, 1995)........... 22 1/16    14
1996
    First Quarter...................................... 33 7/8     20 1/2
    Second Quarter..................................... 34 19/64   27
    Third Quarter...................................... 30         21 3/4
    Fourth Quarter..................................... 30 1/8     27 1/2

     At March 24, 1997, there were approximately 62 holders of record of the Common Stock.


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

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data for and as of each year in the five-year period ended December 31, 1996 have been derived from the financial statements of the Company and predecessor entities, audited by Arthur Andersen LLP, independent public accountants. This selected financial data should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Item 7.

                                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                             1996            1995            1994          1993         1992
                                          ----------      ----------      ----------     --------     --------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Total revenues........................... $  246,943      $  116,155      $   63,744     $ 50,798     $ 40,328
                                          ----------      ----------      ----------     --------     --------
Operating expenses
 Direct expenses.........................     10,505           5,729           4,254        3,424        2,175
     Sales and marketing.................     14,012           9,543           7,179        4,461        2,599
     Engineering and technical...........     17,337          10,659           5,811        3,841        3,918
     General and administrative..........     25,349          15,688           9,768        7,066        5,554
     Depreciation and amortization.......     61,334          33,412          16,331        8,231        6,990
     Other expenses(1)...................      4,758              --              --          737           --
     Compensatory programs(2)............      4,874           8,341              --           --           --


                                                                                                       (continued on following page)

(contuinued from previous page)

                                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                             1996            1995            1994          1993         1992
                                          ----------      ----------      ----------     --------     --------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
         Total operating expenses........    138,169          83,372          43,343       27,760       21,236
                                          ----------      ----------      ----------     --------     --------
     Income from operations..............    108,774          32,783          20,401       23,038       19,092
Interest and other expense (income), net.        622(4)       (1,592)(4)       2,403(43))   6,103(4)     1,984(
                                          ----------      ----------      ----------     --------     --------
     Income before taxes.................    108,152          34,375          17,998       16,935       17,108
Income taxes(5)..........................     46,432          16,829              --           --           --
                                          ----------      ----------      ----------     --------     --------
     Net income..........................     61,720          17,546          17,998       16,935       17,108
Preferred stock dividend requirement.....     41,422          25,976              --           --           --
                                          ----------      ----------      ----------     --------     --------
     Net income (loss) to common shares.. $   20,298      $   (8,430)     $   17,998     $ 16,935     $ 17,108
                                          ==========      ==========      ==========     ========     ========
CERTAIN PRO FORMA DATA(6)

OTHER FINANCIAL DATA:
EBITDA(7)................................ $  170,108(8)   $   66,195(8)   $   36,732     $ 31,269     $ 25,306
EBITDA margin............................         69%(8)          57%(8)          58%          62%          63%
Capital expenditures for satellite
 systems under development............... $  280,858      $  333,052      $  300,217     $260,134     $ 22,555
Payments due from customers under
 long-term contracts(9).................. $2,435,608      $1,928,200      $1,270,000     $764,500     $239,700
Customers under long-term contracts at
 end of period(9)........................        199             177             121          108           89

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit)................ $   (8,758)     $     (889)     $   21,992     $ 51,179     $ 27,039
Total assets.............................  1,615,363       1,438,820         820,255      731,660      136,594
Long-term debt (less current
 portion)(10)............................    626,010         575,284         510,202      455,727        5,474
Long-term debt (less current portion)
 plus Preferred Stock (10)...............    955,080         862,932         510,202      455,727        5,474
Partner's interest--conditionally
 redeemable(11)..........................         --              --         194,591      193,936       50,000
Partners'/stockholders' equity(12).......    497,368         476,862          80,935       59,847       49,098

                                                                             (footnotes on the following page)

____________
(1) Other expenses relate to costs incurred in connection with the Reorganization Agreement.

(2) In 1995, this reflects expenses related to the assumption by PanAmSat of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of PanAmSat in connection with the corporate reorganization of PanAmSat. In 1996, this represents a cash bonus paid to employees who would otherwise have qualified for the grant of stock options under PanAmSat's Long-Term Stock Investment Plan. See Note 11 to Notes to the PanAmSat Financial Statements.

(3) In 1992, this includes costs (net of insurance reimbursement) arising from damage caused by Hurricane Andrew to PanAmSat's teleport in Homestead, Florida.

(4) Net of capitalized interest of $9.0 million, $41.0 million, $37.8 million and $39.5 million for the years ended December 31, 1993, 1994, 1995 and 1996, respectively.

(5) As a partnership, the Partnership was not subject to federal or state income taxes. Accordingly, no income taxes were deducted from net income on the Partnership's financial statements. However, the Partnership was obligated under its Partnership Agreement to make certain tax distributions to its partners. On March 2, 1995, the Partnership was converted to corporate form and, accordingly, is now subject to income taxes.

(6) The following Certain Pro Forma Data gives effect to the Conversion and the consummation of the IPO as if each had occurred at January 1, 1995. See "BUSINESS--Conversion and Initial Public Offering." The pro forma adjustment to income taxes for the periods indicated are based on a pro forma statutory tax rate of 40.3%.

                                                               YEAR ENDED
                                                            DECEMBER 31, 1995
                                                            -----------------
                                                          (DOLLARS IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
     STATEMENT OF OPERATIONS DATA (UNAUDITED):
     Pro forma adjustment to income tax provision.........       $ (1,207)
     Pro forma net income.................................         18,753
     Pro forma loss to available common stockholders......         (7,223)
     Pro forma loss per common share......................       $   (.07)
     Pro forma weighted average common shares
       outstanding........................................    100,000,000

     Pro forma loss per share included in the PanAmSat Financial Statements appearing elsewhere herein of $(.08) per share for the year ended December 31, 1995 are based on 89,678,638 weighted average shares outstanding as of December 31, 1995 reflecting the IPO which occurred on September 21, 1995.

(7) Represents earnings before net interest expense, income taxes, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of operations and cash flows.

(8) Includes expenses related to the assumption by PanAmSat of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of PanAmSat in connection with the corporate reorganization of PanAmSat of $8.3 million for the year ended December 31, 1995 and expenses related to the Reorganization Agreement and a corporate compensation plan totaling $9.6 million for the year ended December 31, 1996. EBITDA and EBITDA margin excluding such expenses were $74.5 million and 64% for the year ended December 31, 1995 and $179.7 million and 73% for the year ended December 31, 1996. See Notes 11 and 13 to Notes to the PanAmSat Financial Statements.

(9) Represents future payments due from customers under long-term contracts at the end of the periods indicated, excluding arrangements for satellite capacity for the DTH services in Latin America. At December 31, 1996, approximately $22.6 million of PAS-1 customer payments, $92.4 million of PAS-2 customer payments, $35.6 million of PAS-3 customer payments and $79.2 million of PAS-4 customer payments were under contracts which are terminable by the customer under certain circumstances, including after a minimum service period. Certain contracts may also be terminated if certain technical performance specifications contained in the agreements, including useful life, are not achieved. Future cash payments expected from customers may be reduced for outage or transponder failure and may be further reduced for "lowest price" provisions for like transponder capacity given to similarly situated customers. The terms of PanAmSat's long-term contracts range from one year to the life of the satellite. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Overview."

(10) Excludes, as to each of PAS-5 and PAS-6, a portion of the respective purchase prices which will become payable after such satellite is delivered and which amount may be paid immediately in cash or deferred over periods of up to 15 years with interest rates ranging from 8.0% to 10.0% per annum. At December 31, 1996, these amounts aggregated approximately $34.5 million. A portion of the respective purchase prices of PAS-7 and PAS-8 may also be deferrable. PanAmSat presently intends to defer such payments at the time they become payable to the extent such deferral is permitted under the terms of its then-outstanding indebtedness and preferred stock. PanAmSat anticipates that if, at the time such payments become payable, PanAmSat is prohibited from incurring such indebtedness under the terms of its outstanding indebtedness or preferred stock, it will either seek the consent of the holders thereof to incur such indebtedness or will obtain funds from sources permitted under the terms thereof to make such payments. There can be no assurance that such consent will be obtained or that funds will be available to PanAmSat from sources permitted under the terms of its outstanding indebtedness or preferred stock. See Notes 6, 7 and 8 to Notes to the PanAmSat Financial Statements appearing elsewhere herein and "BUSINESS--The Satellites."

(11) Under the Partnership Agreement of the Partnership, if the launches of PAS-2, PAS-3, and PAS-4 were not all successfully completed by December 31, 2001, USHI would have had the right to redeem its $200.0 million investment in PanAmSat in 2004 for $200.0 million, less certain distributions paid to USHI, plus a yield thereon of 6.0% per annum. In the Conversion, USHI's redemption rights with respect to its interest in the Partnership were extinguished.

(12) Net of distributions of $16.4 million and $6.2 million for the years ended December 31, 1992 and 1993, respectively, and a contribution of $.7 million for the year ended December 31, 1994. There were no distributions or contributions in 1995 or 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of PanAmSat should be read in conjunction with the financial data and the PanAmSat Financial Statements appearing elsewhere in this Annual Report.

OVERVIEW

     PanAmSat's first satellite, PAS-1, was launched in June 1988 for service over the Atlantic Ocean Region and is a leading satellite for television and cable programming distribution in Latin America. PanAmSat's second satellite, PAS-2, was launched in July 1994 for service over the Pacific Ocean Region and is a leading satellite for programming distribution in the Asia-Pacific region. PanAmSat's PAS-4 satellite was launched in August 1995 for service over the Indian Ocean Region and is a leading satellite for programming distribution in south Asia and Africa. PanAmSat's PAS-3 satellite was launched in January 1996 for service over the Atlantic Ocean Region. PAS-3 and PAS-1 are the leading satellites for television and cable programming distribution in Latin America. PanAmSat expects to launch two additional satellites to serve the Atlantic Ocean
Region: PAS-6 in April 1997; and PAS-5 in July 1997. PanAmSat intends to launch PAS-7 and PAS-8 in early 1998. PAS-7 and PAS-8 are expected to serve the Indian Ocean Region and the Pacific Ocean Region, respectively. PanAmSat expects that in the future it will launch additional satellites to meet then-anticipated customer demand. There can be no assurance, however, that the schedule for PanAmSat's future satellite launches will be met.

     At December 31, 1996, PanAmSat's long-term contracts provided for future payments of approximately $2.4 billion, consisting of $187 million for PAS-1, $516 million for PAS-2, $583 million for PAS-3 and $1.1 billion for PAS-4, excluding arrangements for satellite capacity for the DTH service in Latin America. At December 31, 1996, approximately $22.6 million of PAS-1 customer payments, $92.4 million of PAS-2 customer payments, $35.6 million of PAS-3 customer payments and $79.2 million of PAS-4 customer payments were under contracts which may be terminable by the customer if certain technical performance specifications contained in the agreements, including useful life, are not achieved or, at the customer's option, after a minimum service period. The estimated useful life of each of PAS-1, PAS-2, PAS-3 and PAS-4 is 13, 14, 15 and 15 years from launch, respectively. PanAmSat signed the 1996 Letter Agreement to provide services to the Latin America JVs on 48 transponders on the PAS-5 and PAS-6 satellites at a minimum value of approximately $1.3 billion, depending upon actual useful life, of the satellites in question, their predicted performance and their in-service dates. For most of the transponders, this value reflects service fees that are equal to PanAmSat's best estimate of the cost to design, construct, launch, insure and operate the satellites and for the balance of the transponders, the value reflects service fees that are based on a fixed price. On the cost-based transponders, PanAmSat also could receive revenue sharing from the Latin America JVs and the Spain Joint Venture. See "BUSINESS--DTH Strategy." Future cash payments expected from customers may be reduced for outage or transport failure and may be further reduced for "lowest price" provisions for like transponder capacity given to similarly situated customers. The terms of PanAmSat's long-term contracts range from one year to the life of the satellite.

     During the construction period of each of its new satellites, and thereafter, PanAmSat may incur increased operating expenses, including expenditures for sales and marketing in excess of the levels previously incurred, increased engineering and technical expenses, as well as increased general and administrative expenses, which increased expenses may not be offset by additional revenues until the new satellites are successfully launched and commence service. As a result, PanAmSat's operating income and EBITDA margins were lower in 1994 than in 1993. However, in 1995 and 1996, EBITDA margin increased due to a significant growth in revenues, and operating income margin increased in 1996, and would have increased in 1995 except for the $8.3 million corporate reorganization and compensation expense related to the assumption by PanAmSat of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of PanAmSat. PanAmSat's income from operations and EBITDA in 1995 were also adversely affected by the corporate reorganization compensation expense. Also, commencing at the in-service date of any successfully-launched satellite, all satellite construction, launch, launch insurance, capitalized interest and development costs for such satellite will be depreciated on a straight-line basis over the estimated useful life of the satellite. Further, after the in-service date of any successfully-launched satellite (or upon a launch failure), PanAmSat will be required to expense, and no longer will be able to capitalize, interest allocable to such satellite's construction, launch and development costs. Interest capitalized in future periods is dependent on the level of satellites under construction, which is expected to vary.

     PanAmSat is not a party to any material currency or interest rate hedging transactions, and substantially all of PanAmSat's long-term customer contracts and vendor obligations are denominated in U.S. dollars.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue and expense items in PanAmSat's Statements of Operations.

                                      YEAR ENDED DECEMBER 31,
                                  --------------------------------
                                  1996          1995          1994
                                  ----          ----          ----
STATEMENT OF OPERATIONS DATA:
-----------------------------
Total revenues..................  100%          100%           100%
Operating expenses
 Direct expenses................    4             5              7
 Sales and marketing............    6             8             11
 Engineering and technical......    7             9              9
 General and administrative.....   10            14             15
 Depreciation and amortization..   25            29             26
 Compensatory programs..........    2             7             --
 Other expenses.................    2            --             --
                                  ---           ---            ---
  Total operating expenses......   56            72             68
                                  ---           ---            ---
Income from operations..........   44%           28%            32%
                                  ===           ===            ===
Other Operating Data:
EBITDA Margin(1)................   69%(2)        57%(2)         58%
                                  ===           ===            ===

--------------------------
(1) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of operations and cash flows.

(2) Includes expenses of $8.3 million in 1995 related to the assumption by PanAmSat of phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to an Executive Vice President of PanAmSat in connection with the corporate reorganization of PanAmSat and, in 1996, expenses of $9.6 million related to the Reorganization Agreement and a corporate compensation plan. EBITDA Margin excluding such expenses was 64% for the year ended December 31, 1995 and 73% for the year ended December 31, 1996.

     PanAmSat provides satellite services primarily to the video distribution and business communications markets. PanAmSat also provides services to the telephony market. PanAmSat's video distribution services include the provision of satellite capacity and services for (i) television programming distribution,
(ii) "backhaul" operations (i.e., the transmission of video feeds from one location to another) and (iii) ad hoc services such as the transmission of special events and live news reports from the scene of an event. PanAmSat's business communications services include (a) the provision of satellite capacity to communications carriers that provide private business networks for data, voice and corporate video communications and (b) the provision of such networks and related services by PanAmSat directly to end-users. PanAmSat's telephony services provide satellite capacity for use in domestic (non-U.S.) and international public telephone networks. PanAmSat's total revenues in each of these markets, and the revenues in these markets as a percentage of total revenues, for the periods indicated below were:


                                           YEAR ENDED DECEMBER 31,
                                ---------------------------------------------
STATEMENT OF OPERATIONS DATA         1996            1995           1994
----------------------------    --------------  --------------  -------------
                                           (DOLLARS IN THOUSANDS)
Video Distribution............. $204,810   83%  $ 83,876   72%  $38,905   61%
Business Communications........   39,905   16     30,135   26    22,369   35
Telephony......................    2,228    1      2,144    2     2,470    4
                                --------  ---   --------  ---   -------  ---
Total revenues................. $246,943  100%  $116,155  100%  $63,744  100%
                                ========  ===   ========  ===   =======  ===

1996 COMPARED TO 1995

     Revenues.   Total revenues for the year ended December 31, 1996 were $246.9 million, an increase of $130.7 million, or 112%, over 1995. The increase in total revenues was due primarily to the growth in video distribution services.

     Video distribution services revenue was $204.8 million in the year ended December 31, 1996, an increase of $120.9 million or 144% over 1995. The growth in video distribution services revenue during 1996 was due primarily to the commencement of video services on the PAS-3 satellite, and the continuing increase in space segment leasing for video services on the PAS-2 and PAS-4 satellites.

     Business communications services revenue was $39.9 million in 1996, an increase of $9.8 million, or 32% over 1995. The increase was due primarily to commencement of service for several new data network and carrier service contracts which originated during the past year.

     Telephony services revenue was $2.2 million in 1996, an increase of $0.1 million or 5% from 1995.

     Direct Expenses.   Direct expenses were $10.5 million in the year ended
December 31, 1996, an increase of $4.8 million, as compared to $5.7 million in 1995. Direct expenses were 4% and 5% of total revenues in the years ended December 31, 1996 and 1995, respectively.

     Sales and Marketing Expenses.   Sales and marketing expenses were $14.0
million in the year ended December 31, 1996, an increase of $4.5 million, as compared to $9.5 million in 1995. Sales and marketing expenses were 6% and 8% of total revenues in the years ended December 31, 1996 and 1995, respectively. The dollar increase in sales and marketing expenses during 1996 was primarily attributable to PanAmSat's efforts in marketing capacity on the PAS Global System and the pursuit of DTH opportunities worldwide.

     Engineering and Technical Expenses.   Engineering and technical expenses
were $17.3 million in the year ended December 31, 1996, an increase of $6.6 million, as compared to $10.7 million in 1995. Engineering and technical expenses were 7% and 9% of total revenues in the years ended December 31, 1996 and 1995, respectively. The dollar increase in engineering and technical expenses during 1996 was due primarily to TT&C costs associated with PAS-3 and PAS-4, as well as costs associated with contracts to provide carrier monitoring services.

     General and Administrative Expenses.   General and administrative expenses
were $25.3 million in the year ended December 31, 1996, an increase of $9.6 million, as compared to $15.7 million in 1995. General and administrative expenses were 10% of total revenues in 1996 as compared to 14% of total revenues in 1995. The dollar increase in general and administrative expenses during 1996 was due primarily to increased costs of $6.4 million associated with in-orbit insurance on PAS-3 and PAS-4. The remaining increase of $3.2 million primarily results from additional personnel and other administrative costs associated with PanAmSat's expansion.

     Depreciation and Amortization.   Depreciation and amortization was $61.3
million in the year ended December 31, 1996, an increase of $27.9 million, or 84%, as compared to $33.4 million for the year ended 1995. Depreciation and amortization was 25% of total revenues in 1996 as compared to 29% of total revenues in 1995. The dollar increase in 1996 was due primarily to depreciation expense associated with PAS-3 and PAS-4.

     Compensatory Programs.   Compensatory program expense was $4.9 million in
the year ended December 31, 1996 compared to $8.3 million for the year ended December 31, 1995, a decrease of $3.4 million.

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

     Reorganization Costs.   Reorganization costs of $4.8 million for the year
ended December 31, 1996 consist of legal, accounting and investment banking fees associated with the Agreement and Plan of Reorganization with Hughes announced in September 1996.

     Income From Operations. Income from operations was $108.8 million for the year ended December 31, 1996, an increase of $76.0 million, as compared to $32.8 million in 1995. Income from operations was 44% and 28% of total revenues in the years ended December 31, 1996 and 1995, respectively. The dollar increase in income from operations during 1996 was due primarily to the increase in video distribution services revenues.

     Interest.   Interest income was $24.3 million for the year ended December
31, 1996 compared to $20.6 million in the prior year. The dollar increase in interest income during 1996 is a result of interest earned on proceeds from the offerings of the Preferred Stock and the Common Stock in 1995 that had not been applied to satellite systems under development. Interest expense, net of capitalized interest, increased from $19.0 million in the year ended December 31, 1995 to $24.9 million during the year ended December 31, 1996. This increase in interest expense is due to interest expense incurred on satellite incentive obligations and additional accretion of the Discount Notes.

     Income Before Income Taxes.   Income before income taxes was $108.2 million
for the year ended December 31, 1996, an increase of $73.8 million, as compared to $34.4 million in 1995. Income before income taxes was 44% and 30% of total revenues in the years ended December 31, 1996 and 1995, respectively. The dollar increase in income before income taxes during 1996 was due primarily to the increase in video distribution services revenues.

     Income Taxes.   PanAmSat had an income tax provision of $46.4 million for
the year ended December 31, 1996 compared to $16.8 million for the year ended December 31, 1995. The increase in income taxes during 1996 was due to the increase in income before income taxes.

     Net Income.   Net income was $61.7 million for the year ended December 31,
1996, an increase of $44.2 million, as compared to $17.5 million in 1995. Net income was 25% and 15% of total revenues in the years ended December 31, 1996 and 1995, respectively. The dollar increase in net income during 1996 was due primarily to the increase in video distribution services revenues.

     Preferred Stock Dividend.   PanAmSat had preferred stock dividends of $41.4
million for the year ended December 31, 1996, an increase of $15.4 million, as compared to $26.0 million in 1995. The preferred stock dividends are a result of the issuance of the Preferred Stock on April 21, 1995.

     Net Income (Loss) To Common Shares.   Net income (loss) to common shares
was $20.3 million for the year ended December 31, 1996, an increase of $28.7 million, as compared to ($8.4) million in 1995. Net income (loss) to common shares was 8% and (7%) of total revenues in the years ended December 31, 1996 and 1995, respectively. The dollar increase in net income (loss) to common shares during 1996 was due primarily to the increase in video distribution services revenues.

     EBITDA.   EBITDA was $170.1 million for the year ended December 31, 1996, an increase of $103.9 million, or 157%, as compared to $66.2 million in 1995. EBITDA was 69% of total revenues in 1996 as compared to 57% of total revenues in 1995. The dollar increase in EBITDA during 1996 was due primarily to the increase in video distribution services revenues.

1995 COMPARED TO 1994

     Revenues.   Total revenues for the year ended December 31, 1995 were $116.2 million, an increase of $52.5 million, or 82%, over 1994. The increase in total revenues was due primarily to the growth in video distribution services.

     Video distribution services revenue was $83.9 million in the year ended December 31, 1995, an increase of $45.0 million, or 116%, over 1994. The growth in video distribution services revenue during 1995 was due primarily to revenues from video services on PAS-2 and the commencement of revenues from video services on PAS-4.

     Business communications services revenue was $30.1 million in 1995, an increase of $7.7 million, or 34%, over 1994. The increase was due primarily to commencement of service for several new IDS network and carrier service data contracts which originated during the past year.

     Telephony services revenue was $2.1 million in 1995, a decrease of $0.4 million, or 16%, from 1994.

     Direct Expenses.   Direct expenses were $5.7 million and $4.3 million in
the years ended December 31, 1995 and 1994, respectively. Direct expenses were 5% and 7% of total revenues in 1995 and 1994, respectively.

     Sales and Marketing Expenses.   Sales and marketing expenses were $9.5
million in the year ended December 31, 1995, an increase of $2.3 million, as compared to $7.2 million in 1994. Sales and marketing expenses were 8% and 11% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar increase in sales and marketing expenses during 1995 was primarily attributable to PanAmSat's efforts in marketing capacity on its new satellites.

     Engineering and Technical Expenses.   Engineering and technical expenses
were $10.7 million in the year ended December 31, 1995, an increase of $4.9 million, as compared to $5.8 million in 1994. Engineering and technical expenses were 9% of total revenues for both 1995 and 1994. The dollar increase in engineering and technical expenses during 1995 was due primarily to increased personnel costs associated with its new teleport facilities and TT&C costs associated with PAS-2 and PAS-4.

     General and Administrative Expenses.   General and administrative expenses
were $15.7 million in the year ended December 31, 1995, an increase of $5.9 million, as compared to $9.8 million in 1994. General and administrative expenses were 14% of total revenues in 1995 as compared to 15% of total revenues in 1994. The dollar increase in general and administrative expenses during 1995 was due primarily to increased costs of $4.6 million associated with in-orbit insurance on PAS-2 and PAS-4. The remaining increase of $1.3 million primarily results from additional personnel and other administrative costs associated with PanAmSat's expansion.

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

     Compensatory Programs.   Compensation expense related to corporate
reorganization of $8.3 million in 1995 related to the assumption by PanAmSat of the phantom stock plans of a predecessor company and the grant of a limited partnership interest in the Partnership to the Executive Vice President of PanAmSat.

     Income From Operations.   Income from operations was $32.8 million for the
year ended December 31, 1995, an increase of $12.4 million, as compared to $20.4 million in 1994. Income from operations was 28% and 32% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar increase in income from operations during 1995 was due primarily to the increase in video distribution services revenues.

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

     Income Before Income Taxes.   Income before income taxes was $34.4 million
for the year ended December 31, 1995, an increase of $16.4 million, as compared to $18.0 million in 1994. Income before income taxes was 30% and 28% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar increase in income before income taxes during 1995 was due primarily to the increase in video distribution services revenues.

     Income Taxes. PanAmSat had an income tax provision of $16.8 million for the year ended December 31, 1995 and did not have any income tax provision for the prior year. The 1995 provision is the result of the Conversion of PanAmSat from a partnership to a corporation on March 2, 1995.

     Net Income.   Net income was $17.5 million for the year ended December 31,
1995, a decrease of $5 million, as compared to $18.0 million in 1994. Net income was 15% and 28% of total revenues in the years ended December 31, 1995 and 1994, respectively.

     Preferred Stock Dividend.   PanAmSat had preferred stock dividends of $26.0
million for the year ended December 31, 1995 and did not have any preferred stock dividends for the prior year. The preferred stock dividends in 1995 are a result of the issuance of the Preferred Stock on April 21, 1995.

     Net Income (Loss) To Common Shares.   Net income (loss) to common shares
was $(8.4) million for the year ended December 31, 1995, a decrease of $26.4 million, as compared to $18.0 million in 1994. Net income (loss) to common shares was (7%) and 28% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar decrease in net income (loss) to common shares during 1995 was due primarily to the Preferred Stock dividend requirement.

     Pro Forma Net Income.   Pro forma net income was $18.8 million for the year
ended December 31, 1995, an increase of $8.0 million, as compared to $10.8 million in 1994. Pro forma net income was 16% and 17% of total revenues in the years ended December 31, 1995 and 1994, respectively.

     Pro Forma Net Income (Loss) To Common Shares.   Pro forma net income (loss)
to common shares was $(7.2) million for the year ended December 31, 1995, a decrease of $18.0 million, as compared to $10.8 million in 1994. Net income
(loss) to common shares was (6%) and 17% of total revenues in the years ended December 31, 1995 and 1994, respectively. The dollar decrease in pro forma net income (loss) to common shares during 1995 was due primarily to the Preferred Stock dividend requirement.

     EBITDA.   EBITDA, excluding the $8.3 million corporate reorganization compensation charge, was $74.5 million for the year ended December 31, 1995, an increase of $37.8 million, or 103%, as compared to $36.7 million in 1994. EBITDA, excluding the $8.3 million corporate reorganization compensation charge, was 64% of total revenues in 1995 as compared to 58% of total revenues in 1994. The dollar increase in EBITDA was due primarily to the increase in video distribution services revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, PanAmSat and its predecessors have financed their operations through a combination of debt and equity financing, vendor financing, bank financing, equipment leases and cash flow from operations. On August 5, 1993, PanAmSat completed the sale of $175 million aggregate principal amount of the Senior Secured Notes and $460.2 million aggregate principal amount of the Discount Notes in a public offering and received net proceeds of approximately $425.5 million. The original PAS-3 satellite was destroyed during a launch failure on December 1, 1994. PanAmSat collected in 1995 the insurance proceeds in the amount of $214.0 million for the original PAS-3 satellite. On April 21, 1995, PanAmSat completed the sale of 275,000 shares of the

Preferred Stock in a public offering and received net proceeds of approximately $261.8 million. On September 27, 1995, the public offering of 18,920,000 shares of the Common Stock was completed. Of such shares, 14,324,324 shares of Common Stock were sold by PanAmSat and 4,595,676 shares of Common Stock were sold by certain selling stockholders. PanAmSat received net proceeds of approximately $229.1 million from its sale of shares of Common Stock, but did not receive any of the proceeds from the sale of shares by the selling stockholders.

     The total cost for the construction and launch of PAS-5 and PAS-6, including launch insurance, certain components for spare satellites, ground facilities and related development expenses is estimated to be approximately $473.0 million. PanAmSat expects to fund $296.3 million of such costs with the net proceeds of the offering of the Preferred Stock and $70.0 million of vendor financing. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is anticipated to be funded from future cash flow from operations and cash on hand.

     The total cost for the construction and launch of PAS-7 and PAS-8, including launch insurance, ground facilities and related development expenses (but excluding capitalized interest expense) is estimated to be approximately $420.0 million. PanAmSat expects to fund $224.6 million of such costs with the net proceeds to it from the offering of the Common Stock. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is expected to be funded from vendor financing and future cash flow from operations.

     PanAmSat believes that the net proceeds to it from the offerings of Preferred Stock and Common Stock, vendor financing, future cash flow from operations (assuming PAS-5 and PAS-6 are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund PanAmSat's operations, its remaining costs for the construction and launch of PAS-5 and PAS-6, its anticipated minimum contractual commitments for the construction and launch of PAS-7 and PAS-8. Any additional costs due to cost overruns, delays or other unanticipated expenses are expected to be funded from additional vendor financing and future cash flow from operations. There can be no assurance, however, that PanAmSat's assumptions with respect to the construction and launch costs for PAS-5, PAS-6, PAS-7 or PAS-8 will be correct, that under the terms of PanAmSat's then-outstanding indebtedness and preferred stock it will be permitted to incur all of the vendor financing available to it, or that additional vendor financing and PanAmSat's future cash flow from operations will be sufficient to cover any shortfall in funding for PAS-5, PAS-6, PAS-7 and PAS-8, or any such additional costs, or to pursue international opportunities for DTH services. The ability of PanAmSat to incur any additional debt financing will be subject to the terms of PanAmSat's outstanding indebtedness and preferred stock. There can be no assurance that PanAmSat will be successful in obtaining such additional financing in the amounts or on terms acceptable to PanAmSat. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

     Cash flows provided by operating activities increased to $177.7 million in the year ended December 31, 1996, from $95.0 million in the year ended December 31, 1995, an increase from $26.1 million in the year ended December 31, 1994. The increase in cash flows in 1996 was due primarily to the significant growth in revenues and noncash charges. The increase in cash flows in 1995 was due primarily to increases in prepaid service revenue related to service contracts for PAS-4 and PAS-2 and noncash charges.

     Net cash used in investing activities decreased to $186.2 million in the year ended December 31, 1996, from $594.3 million in the year ended December 31, 1995, an increase from $63.1 million in the year ended December 31, 1994. The 1996 decrease primarily reflects $280.9 million of expenditures for satellite systems under development partially funded by $117.2 million of proceeds from maturity of marketable securities. This compares to $333.1 million in expenditures for satellite systems under development and $488.8 million of purchases of marketable securities during 1995 partially funded with $191.1 million of insurance proceeds collected on the launch failure of the original PAS-3 satellite. The 1995 increase primarily reflects the insurance proceeds received in the amount of $191.1 million (net of payments made directly to the satellite vendor) and the net proceeds of the offering of Preferred Stock and Common Stock used to fund $333.1 million in expenditures for the new satellite system under development and $488.8 million in expenditures used to purchase marketable securities. This compares to $300.2 million in expenditures for the satellite system under development during 1994 partially funded with $247.8 million from maturity of marketable securities. Expenditures on other property and equipment, primarily at PanAmSat's teleports in Homestead, Florida, Ellenwood, Georgia and Napa, California were $22.3 million, $13.5 million and $10.5 million in 1996, 1995, and 1994, respectively.

     Net cash used in financing activities decreased to $3.6 million in the year ended December 31, 1996, from $490.1 million provided by financing activities in the year ended December 31, 1995, an increase from $48.5 million provided by financing activities in the year ended December 31, 1994. The 1996 decrease reflects $3.7 million in repayments of long-term debt for the year ended December 31, 1996 compared to $2.1 million of repayments of long-term debt during 1995 funded by $263.4 million of net proceeds collected on the offering of Preferred Stock and $228.8 million of net proceeds collected on the issuance of Common Stock. The remaining net proceeds were used to purchase marketable securities. The 1995 increase was primarily attributable to the issuance of 275,000 shares of Preferred Stock by PanAmSat in April 1995 yielding net proceeds of $263.4 million (excluding related costs incurred in the prior year) and the issuance of 14,324,324 shares of Common Stock yielding net proceeds of $228.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Report of Independent Public Accountants.........................  42

Balance Sheets -- December 31, 1996 and 1995.....................  43

Statements of Operations for Each of the Three Years
  Ended December 31, 1996........................................  45

Statements of Stockholders' Equity and Partners' Equity
  for Each of the Three Years Ended December 31, 1996............  46

Statements of Cash Flows for Each of the Three Years
  Ended December 31, 1996........................................  47

Notes to Financial Statements....................................  48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
PanAmSat Corporation:

     We have audited the accompanying consolidated balance sheets of PanAmSat Corporation (a Delaware Corporation) and subsidiaries and predecessor entity as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries and predecessor entity as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                        ARTHUR ANDERSEN LLP

Stamford, Connecticut,
January 27, 1997

                              PANAMSAT CORPORATION

                                 BALANCE SHEETS

                                           DECEMBER 31,      DECEMBER 31,
                                               1996              1995
                                          --------------    --------------
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............. $    1,453,055    $   13,562,113
  Accounts receivable, less allowance
    for doubtful accounts of $200,000
    and $100,000 respectively............     10,235,520         4,881,255
  Prepaid expenses and other current
    assets...............................      8,228,455         5,594,999
                                          --------------    --------------
      Total current assets...............     19,917,030        24,038,367
SATELLITES AND OTHER PROPERTY AND
  EQUIPMENT, AT COST.....................    864,683,595       609,927,311
Less: Accumulated Depreciation and
  Amortization...........................   (138,091,220)      (79,177,520)
                                          --------------    --------------
                                             726,592,375       530,749,791
MARKETABLE SECURITIES....................    379,178,538       495,078,866
SATELLITE SYSTEMS UNDER DEVELOPMENT......    479,748,974       377,383,581
DEBT ISSUANCE COSTS (Net of..............      9,454,276        11,414,920
  amortization)
OTHER ASSETS.............................        472,166           154,287
                                          --------------    --------------
      Total assets....................... $1,615,363,359    $1,438,819,812
                                          ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                              PANAMSAT CORPORATION

                                           DECEMBER 31,      DECEMBER 31,
                                               1996              1995
                                          --------------    --------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...... $    4,166,778    $    3,287,250
  Accounts payable.......................      2,318,877           834,405
  Accrued interest.......................      7,109,375         7,109,375
  Accrued liabilities and taxes..........      6,656,741         7,686,452
  Deferred revenue.......................      8,423,704         6,009,836
                                          --------------    --------------
    Total current liabilities............     28,675,475        24,927,318
LONG-TERM DEBT...........................    626,009,539       575,283,661
DEFERRED INCOME TAXES....................     61,631,004        31,573,000
DEFERRED REVENUE.........................     71,920,802        41,656,778
OTHER LIABILITIES........................        687,934           867,934
                                          --------------    --------------
    Total liabilities....................    788,924,754       674,308,691
                                          --------------    --------------
COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4% Mandatorily
  Exchangeable Senior Redeemable
  Preferred Stock, $0.01 par value,
  20,000,000 shares authorized,
  331,284 shares issued and
  outstanding, 8,838 shares for
  accrued dividends......................    329,070,909       287,648,667
                                          --------------    --------------
STOCKHOLDERS' EQUITY:
  Class A Common Stock, $0.01 par
    value, 100,000,000 shares
    authorized, 40,459,432 shares
    issued and outstanding...............        404,594           404,594
  Class B Common Stock, $0.01 par
    value, 100,000,000 shares
    authorized, 40,459,431 shares
    issued and outstanding...............        404,594           404,594
  Common Stock, $0.01 par value,
    400,000,000 shares authorized,
    19,089,017 shares issued and
    outstanding..........................        190,891           190,812
  Additional paid-in-capital.............    477,505,039       477,297,753
  Retained earnings......................     18,862,578        (1,435,299)
                                          --------------    --------------
    Total stockholders' equity...........    497,367,696       476,862,454
                                          --------------    --------------
    Total liabilities and
      stockholders' equity............... $1,615,363,359    $1,438,819,812
                                          ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                              PANAMSAT CORPORATION

                            STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                              1996           1995           1994
                                          ------------   ------------   ------------
REVENUES:
  Unaffiliated parties................... $237,833,855   $112,231,953    $58,710,472
  Related parties........................    9,108,731      3,922,824      5,033,434
                                          ------------   ------------    -----------
                                           246,942,586    116,154,777     63,743,906
OPERATING EXPENSES:
  Direct expenses-service agreements.....   10,504,777      5,729,290      4,254,122
  Sales and marketing....................   14,012,050      9,542,672      7,179,192
  Engineering and technical services.....   17,337,180     10,659,106      5,811,516
  General and administrative.............   25,349,395     15,687,798      9,767,705
  Depreciation and amortization..........   61,333,743     33,411,878     16,330,674
  Compensatory programs..................    4,873,596      8,341,040             --
  Reorganization costs...................    4,758,177             --             --
                                          ------------   ------------    -----------
                                           138,168,918     83,371,784     43,343,209
                                          ------------   ------------    -----------
INCOME FROM OPERATIONS...................  108,773,668     32,782,993     20,400,697
INTEREST INCOME..........................  (24,275,310)   (20,637,256)    (7,186,549)
INTEREST EXPENSE.........................   24,897,084     19,044,771      9,589,322
                                          ------------   ------------    -----------
INCOME BEFORE INCOME TAXES...............  108,151,894     34,375,478     17,997,924
INCOME TAXES.............................   46,431,775     16,829,000             --
                                          ------------   ------------    -----------
NET INCOME...............................   61,720,119     17,546,478    $17,997,924
                                          ------------   ------------    ===========
  PREFERRED STOCK DIVIDEND...............   41,422,242     25,976,655
                                          ------------   ------------
NET INCOME (LOSS) TO COMMON SHARES....... $ 20,297,877   $ (8,430,177)
                                          ============   ============
PRO FORMA (UNAUDITED) NET INCOME AND
  EARNINGS PER COMMON SHARE:
  Historical net income..................                $ 17,546,478    $17,997,924
  Pro forma adjustment to income.........                  (1,207,000)     7,245,000
    tax provision........................                ------------    -----------
  Pro forma net income...................                  18,753,478     10,752,924
                                                         ------------    -----------
  Preferred stock dividend...............                  25,976,655             --
                                                         ------------    -----------
  Pro forma net income (loss) to
    common shares........................                $ (7,223,177)   $10,752,924
                                                         ============    ===========
  Actual and pro forma earnings
    (loss) per common shares.............        $0.20         $(0.08)         $0.13
                                          ============   ============    ===========
  Actual and pro forma weighted
    average number of common
    shares outstanding...................  100,331,987     89,678,638     85,675,677
                                          ============   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                              PANAMSAT CORPORATION

            STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' EQUITY

                                                                                                      PARTNER'S
                                                                                                      INTEREST
                                                   LIMITED          GENERAL         PARTNERS'       CONDITIONALLY
                                                   PARTNERS         PARTNERS         EQUITY          REDEEMABLE
                                                 ------------      ---------      ------------      -------------
BALANCE, January 1, 1994........................ $ 59,309,145      $ 537,831      $ 59,846,976      $ 193,936,250
  Net Income....................................   17,817,944        179,980        17,997,924                 --
  Issuance of common stock......................           --             --                --                 --
  Contributions, net............................      660,918          6,676           667,594            654,373
  Contribution of limited partner's
    interest....................................    2,422,500             --         2,422,500                 --
                                                 ------------      ---------      ------------      -------------
BALANCE, December 31, 1994......................   80,210,507        724,487        80,934,994        194,590,623
  Net loss for period ending
    March 2, 1995...............................   (6,924,930)       (69,949)       (6,994,879)                --
  Capital contribution of equity
    interest granted to an executive............    3,849,300             --         3,849,300                 --
  Contribution of assets and
    liabilities to PanAmSat Corporation
    and issuance of common stock................  (77,134,877)      (654,538)      (77,789,415)      (194,590,623)
    Cancellation of common stock upon
      reorganization to PanAmSat
      Corporation (Note 2)......................           --             --                --                 --
    Accretion and preferred dividends
      payable in kind...........................           --             --                --                 --
    Reverse stock split and issuance of
      common stock..............................           --             --                --                 --
    Net Income for the period of March 3,
      1995 through December 31, 1995............           --             --                --                 --
                                                 ------------      ---------      ------------      -------------
BALANCE, December 31, 1995......................           --             --                --                 --
    Net Income..................................           --             --                --                 --
    Exercise of employee stock options..........           --             --                --                 --
    Accretion and preferred dividends
      payable in kind...........................           --             --                --                 --
                                                 ------------      ---------      ------------      -------------
BALANCE, December 31, 1996...................... $         --      $      --      $         --      $          --
                                                 ============      =========      ============      =============

                                                         COMMON STOCK
                                                          PAR VALUE                 ADDITIONAL
                                                         ------------                 PAID-IN          RETAINED
                                                    SHARES           AMOUNT           CAPITAL          EARNINGS
                                                 ------------      ----------      ------------      ------------
   .............................................
BALANCE, January 1, 1994........................           --      $       --      $         --      $         --
  Net Income....................................           --              --                --                --
  Issuance of common stock......................          100               1               999                --
  Contributions, net............................           --              --                --                --
  Contribution of limited partner's
    interest....................................           --              --                --                --
                                                 ------------      ----------      ------------      ------------
BALANCE, December 31, 1994......................          100               1               999                --
  Net loss for period ending
    March 2, 1995...............................           --              --                --                --
  Capital contribution of equity
    interest granted to an executive............           --                                --                --
  Contribution of assets and
    liabilities to PanAmSat Corporation
    and issuance of common stock................   99,692,550         996,925       248,487,113                --
    Cancellation of common stock upon
      reorganization to PanAmSat
      Corporation (Note 2)......................         (100)             (1)             (999)               --
    Accretion and preferred dividends
      payable in kind...........................           --              --                --       (25,976,655)
    Reverse stock split and issuance of
      common stock..............................      307,450           3,075       228,810,640                --
    Net Income for the period of March 3,
      1995 through December 31, 1995............           --              --                --        24,541,336
                                                 ------------      ----------      ------------      ------------
BALANCE, December 31, 1995......................  100,000,000       1,000,000       477,297,753        (1,435,299)
    Net Income..................................           --              --                --        61,720,119
    Exercise of employee stock options..........        7,880              79           207,286                --
    Accretion and preferred dividends
      payable in kind...........................           --              --                --       (41,422,242)
                                                 ------------      ----------      ------------      ------------
BALANCE, December 31, 1996......................  100,007,880      $1,000,079      $477,505,039      $ 18,862,578
                                                 ============      ==========      ============      ============

The accompanying notes are an integral part of these financial statements.

                              PANAMSAT CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------
                                               1996            1995            1994
                                          --------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES:

      Net income......................... $  61,720,119   $  17,546,478   $  17,997,924
      Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depreciation and amortization..    61,333,743      33,411,878      16,330,674
          Deferred income taxes..........    30,058,004       8,677,000              --
          Accretion of interest on
           senior subordinated discount
           notes.........................    40,341,610      36,128,588      32,355,546
          Accretion of interest on
           marketable securities.........    (1,347,432)     (1,004,072)       (484,390)
          Interest expense capitalized...   (39,469,904)    (37,840,680)    (41,038,656)
          Compensation expense granted
           as equity interest............            --       3,849,300              --
          Compensation expense on
           exercise of employee stock
           options.......................        73,405              --              --
          Changes in assets and
           liabilities:
          Increase in accounts
           receivable....................    (5,354,265)     (1,946,143)       (664,672)
          Increase in prepaid expenses
           and other current assets......    (2,633,456)     (1,838,622)     (3,120,439)
          (Increase) decrease in tax
           distribution receivable.......            --       6,671,967      (6,671,967)
          Increase (decrease) in
           accounts payable..............     1,484,472        (837,248)        996,779
          Increase (decrease) in
           accrued liabilities and taxes.    (1,029,711)      5,169,191      (1,208,956)
          Increase in deferred revenue...    32,677,892      27,045,197      11,603,136
          Decrease in other liabilities..      (180,000)        (60,000)        (11,000)
                                          -------------   -------------   -------------
          NET CASH PROVIDED BY
           OPERATING ACTIVITIES..........   177,674,477      94,972,834      26,083,979
                                          -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property and
       equipment.........................   (22,251,315)    (13,476,119)    (10,474,642)
      Expenditures for satellite
       systems under development.........  (280,857,781)   (333,051,711)   (300,217,208)
      Purchase of marketable securities..            --    (488,789,459)             --
      Proceeds from maturity of
       marketable securities.............   117,247,760      50,000,000     247,753,638
      Proceeds from insurance claim
       receivable........................            --     191,084,380              --
      Increase in other assets...........      (319,955)        (83,217)       (120,515)
                                          -------------   -------------   -------------
          NET CASH USED IN INVESTING
           ACTIVITIES....................  (186,181,291)   (594,316,126)    (63,058,727)
                                          -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Partner's conditionally............            --              --      50,000,000
       redeemable capital contribution
      Capital contributions, net.........            --              --       1,321,967
      Proceeds from preferred stock
       offering, net.....................            --     263,377,104              --
      Proceeds from issuance of common
       stock, net........................            --     228,813,715              --
      Deferred offering costs............            --              --      (1,705,093)
      Repayments of long-term debt.......    (3,736,204)     (2,139,623)     (1,082,762)
      Proceeds from exercise of
       employee stock options............       133,960              --              --
                                          -------------   -------------   -------------
          NET CASH PROVIDED BY (USED
           IN) FINANCING ACTIVITIES......    (3,602,244)    490,051,196      48,534,112
                                          -------------   -------------   -------------
          NET (DECREASE) INCREASE IN
           CASH AND CASH EQUIVALENTS.....   (12,109,058)     (9,292,096)     11,559,364
CASH AND EQUIVALENTS, beginning of year..    13,562,113      22,854,209      11,294,845
                                          -------------   -------------   -------------
CASH AND EQUIVALENTS, end of year........ $   1,453,055   $  13,562,113   $  22,854,209
                                          =============   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
      Cash received for interest......... $  22,927,878   $  19,633,184   $  10,497,017
                                          =============   =============   =============
      Cash paid for interest............. $  24,897,084   $  20,756,864   $  18,015,432
                                          =============   =============   =============
      Cash paid for taxes................ $  15,122,000   $   8,845,000   $          --
                                          =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                             PANAMSAT CORPORATION

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

     All assets and liabilities transferred were reflected at historical cost by the Company and the Partnership. Accordingly, the accompanying financial statements reflect the combined assets, liabilities, equity and operations of the Company and the Partnership as if they had operated as a single entity since their respective dates of organization. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(2)  BUSINESS DESCRIPTION:

     The business of the Company is to operate an international telecommunications satellite system. The Company currently provides video, data and voice telecommunications services in North America, South America, Europe and Africa via its PAS-1 satellite ("PAS-1") and PAS-3 satellite ("PAS-3"), in the Asia-Pacific region via its PAS-2 satellite ("PAS-2") and in Europe, Africa and Asia via its PAS-4 satellite ("PAS-4"). PAS-1 was launched in June 1988, PAS-2 in July 1994, PAS-4 in August 1995 and PAS-3 in January 1996. The Company currently intends to construct and deploy four additional satellites over the Atlantic, Atlantic, Indian, and Pacific ocean regions, respectively, (see Note 6). In addition, the Company intends to pursue providing satellite capacity to customers offering direct to home ("DTH") services internationally and has entered into various agreements relating to the provision of satellite capacity for DTH services in Latin America and Spain (see Note 4). The development, launch and operation of telecommunications satellites involve significant risks of construction delays, launch delays, launch failure or damage to a satellite following its launch which may reduce its performance or result in its destruction. Such delays, launch failures or damage would adversely affect operating results.

     The Company holds a license from the Federal Communications Commission ("FCC") to operate PAS-1 in geostationary orbit at 45(degrees) West Longitude, PAS-2 at 191(degrees) West Longitude, PAS-3 at 43(degrees) West Longitude and PAS-4 at 68.5(degrees) East longitude. The Company has obtained or applied for authorizations from the FCC for an all Ku-band satellite, additional C/Ku-band hybrid satellites and for new Ka-band satellites. Conditional authority has been received for additional satellites at 72(degrees) East Longitude and 43 (degrees) West Longitude (to be co-located with PAS-3). The Company has also filed applications with the FCC

                             PANAMSAT CORPORATION
for additional C/Ku-band hybrid satellites at 194(degrees) West Longitude, 58(degrees) West Longitude, 68.5(degrees) East Longitude (to be co-located with PAS-4), 79(degrees) West Longitude (the Company has informally requested the FCC associate this application with the 81 degree West Longitude orbital location), and 93(degrees) West Longitude. The Company has filed applications with the FCC for Ka-band satellites at 58(degrees), 79(degrees), 43(degrees), 45(degrees), and 103(degrees) West Longitude, and at 169(degrees), 166(degrees), 68.5(degrees), and 72(degrees) East Longitude. The Company's wholly-owned subsidiary, PanAmSat Carrier Services, Inc., has an FCC authorization to provide common carrier service via PAS-1. The Company also holds licenses to provide domestic and international satellite communications services in France, Germany, the United Kingdom, Ecuador, Argentina, Pakistan and Japan.

     The Company provides telecommunications services under long-term and occasional (spot) booking arrangements, a majority of which are with foreign entities, including Univisa affiliates.

     The following summarizes the Company's foreign and domestic sales:

                                                    DECEMBER31,
                                      ---------------------------------------
                                          1996          1995         1994
                                      ------------  ------------  -----------
Sales to unaffiliated customers:
  United States.....................  $ 98,983,567  $ 49,936,228  $26,175,302
  Central and South America.........    47,673,139    29,078,131   23,680,874
  Other foreign.....................    91,177,149    33,217,594    8,854,296
                                      ------------  ------------  -----------
                                      $237,833,855  $112,231,953  $58,710,472
                                      ============  ============  ===========

     Future cash payments expected from customers under all long-term arrangements for satellites in service (see Note 5) aggregate approximately $2.4 billion as of December 31, 1996, excluding any DTH service agreements described in Note 4. Such cash payments may be reduced for outage or transponder failure and may be further reduced for "lowest price" provisions for like transponder capacity given to similarly situated customers. Approximately $229.8 million of such arrangements at December 31, 1996 are terminable at the customer's option after a minimum service period.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES--

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

     Transponder contracts.   Long-term transponder contracts provide for use of
a transponder for the life of the transponder. Payments for the transponder are made over a shorter period, usually seven years. Uncured

                             PANAMSAT CORPORATION
transponder failures during the payment period result in cessation of customer payments. The Company is not required to refund any portion of customer payments if a transponder fails. The economic risk of loss passes to the customer upon receipt of final payment by the Company.

     Revenue under transponder contracts is recognized ratably over the payment period, and a pro rata share of the cost of the satellite system and a pro rata share of future telemetry, tracking and control ("TT&C") costs for the life of the satellite are expensed over the same period. Accordingly, no revenue will be recognized beyond the payment period, usually seven years, and all estimated costs related to these transponders will have been recognized as of the final payment date. Revenues of approximately $3.2 million, $3.6 million, and $4.5 million for the years ended December 31, 1996, 1995 and 1994, respectively, are included in the accompanying statements of operations relating to such contracts.

CASH AND CASH EQUIVALENTS--

     Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

ACCOUNTS RECEIVABLE--

     Accounts receivable include amounts earned under service agreements and occasional (spot) services which are billable as performed.

MARKETABLE SECURITIES--

     Marketable securities consist of debt securities issued by the United States Treasury and other U.S. government corporations and agencies, corporate debt securities and other securities (primarily investments in money market funds consisting of the aforementioned securities) and have maturity dates within one year. The carrying amounts of these securities are approximately $130.8 million, $103.7 million and $144.7 million, respectively at December 31, 1996. The Company has classified the debt securities as held-to-maturity and, accordingly, are recorded at amortized cost, which approximates fair value. The money market funds are recorded at cost plus accrued income, which approximates fair value. Proceeds of these securities are intended to be used for the satellite systems under development and, accordingly, are classified as long-term.

SATELLITES AND OTHER PROPERTY AND EQUIPMENT--

     Satellites and other property and equipment are stated at historical cost. The cost of the PAS-1, PAS-2, PAS-3 and PAS-4 satellite system includes all construction costs, incentive obligations, launch costs, launch insurance, direct development costs, and capitalized interest. Substantially all other property and equipment consists of the Company's teleport facilities.

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

                                          ESTIMATED LIVES (YEARS)
                                          -----------------------
     PAS 1, PAS 2, PAS-3, and PAS-4                         13-15
      satellite system..................
     Communications equipment...........                        7
     General support equipment..........                     5-10
     Buildings..........................                       25

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

                             PANAMSAT CORPORATION

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

DEBT ISSUANCE COSTS--

     Debt issuance costs relate to the issuance of the Company's 9-3/4% Senior Secured Notes ("Senior Secured Notes") and the Company's 11-3/8% Senior Subordinated Discount Notes ("Discount Notes") in August 1993. These costs totaled approximately $16.2 million at December 31, 1996, and are being amortized over the life of the Notes using the interest method. The accumulated amortization at December 31, 1996 is approximately $6.7 million.

INCOME TAXES--

     As a result of the conversion of the Partnership to a corporation on March 2, 1995, the Company files corporate federal and state income tax returns. This change in tax status was recognized by establishing deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheet at the date of conversion (see Note 9).

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

EARNINGS PER SHARE--

     The unaudited proforma earnings per share have been calculated and presented on a pro forma basis (i) to reflect the proforma adjustments to the income tax provision as if the Company had been incorporated and (ii) as if the shares issued to effect the conversion of the Partnership to corporate form and to effect a .859399 for 1 reverse split of the Company's common stock on September 15, 1995 were outstanding for all periods presented and (iii) to reflect the weighted average number of common shares issued in the Company's initial public offering. When dilutive, stock options are included in the weighted average number of shares outstanding using the treasury stock method.

NET INCOME (LOSS) ALLOCATION--

     The Partnership Agreement had provided that profits and losses of the Partnership be allocated among the partners' percentage interests.

(4)  SATELLITE CAPACITY FOR DTH SERVICES:

     In November 1995, the Company announced that it would serve as a satellite service provider for a Latin America DTH service ("Latin America DTH") to be offered by the Globo Organization ("Globo"), Televisa, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI").
On February 29,

                             PANAMSAT CORPORATION

1996, the Company signed a binding letter agreement with Globo, Televisa, and News Corp. (the "1996 Letter Agreement") to provide service to a series of joint ventures (the "Latin America JVs") to be formed by them and TCI on 48 transponders ultimately on PAS-5 and PAS-6 with temporary service on PAS-3 pending the commencement of service on PAS-6. Also under the 1996 Letter Agreement, Globo, Televisa, and News Corp. have agreed to proportionally guarantee 100 percent of the fees for transponder services to the Latin America JVs. These guarantee obligations may be assigned to TCI and, with the Company's prior written consent, to new equity participants in the Latin America JVs. The Company will receive minimum service fees equivalent to the Company's best estimate of the cost per transponder to the Company of designing, launching, operating and insuring each satellite for the transponders used by the Latin America JVs. The Company also will receive additional revenue based on subscriber revenues of the Latin America JVs above a certain threshold, except that the transponders on PAS-3 and PAS-6 that will be used by the Latin America JV operating in Brazil will be charged on a fixed fee basis. On June 26, 1996, a full-scale agreement was executed for service in Brazil on twelve transponders (the "Brazil Agreement"). The 1996 Letter Agreement remains in force for the remaining 36 transponders. Globo and News Corp. have proportionately guaranteed the obligations under the Brazil Agreement.

     On September 20, 1996, the Company entered into an agreement with Televisa S.A. de C.V., an affiliate of Televisa, to provide transponder service on up to five PAS-3 Ku-band transponders, at least three of which will be used for distribution of television services in Spain, which may include DTH services. The service fees reflect market rates. This agreement superseded a verbal agreement in principle with Televisa whereby PanAmSat and Televisa had intended to form a joint venture to offer DTH services in the Iberian Peninsula.

     Concurrently with the Combination (see Note 13) and immediately following the Univisa Contribution, 7.5 million shares of New PanAmSat common stock received by Satellite Company, L.L.C., a Nevada limited liability company ("S Company") and a subsidiary of Televisa, in connection with the Univisa Contribution will be repurchased by New PanAmSat for $225 million. Following such repurchase, either Televisa, S Company and/or their designees will purchase for $225 million all of PanAmSat's rights to purchase from Televisa equity interests in certain joint ventures to be formed to offer DTH services in Latin America and the Iberian Peninsula.

     The Company also has significant investments in and commitments for PAS-5 and PAS-6 (see Note 6) which it had intended to use in the proposed DTH business. Pursuant to the Reorganization Agreement, it is anticipated that the Company's rights to acquire equity interests in the Latin America JVs will be sold at the closing of the Reorganization.

(5)  SATELLITES AND OTHER PROPERTY AND EQUIPMENT:

     The Company's principal operating assets consist of PAS-1, PAS-2, PAS-3 and PAS-4. The Company has in-orbit insurance coverage of $60 million for PAS-1 through August 26, 1997. In-orbit insurance coverage for PAS-2, PAS-3 and PAS-4 of $188 million, $215 million and $212 million, respectively, expires on May 21, 1997. The Company intends to obtain new in-orbit insurance coverage to become effective upon these expiration dates. The Company operates terrestrial sites and network control centers in Homestead, Florida, Ellenwood, Georgia and Napa, California.

     Satellites and other property and equipment balances are as follows:

                                                   DECEMBER 31,
                                          -----------------------------
                                               1996            1995
                                          -------------    ------------
         Satellites in service (PAS 1,
          PAS-2, PAS-3 and PAS 4).......   $ 800,336,064    $568,338,771
         Buildings and leasehold
          improvements...................    22,821,996      14,554,391
         Communications and support
          equipment......................    39,536,928      25,057,147
         Land............................     1,988,607       1,977,002
                                           ------------    ------------
                                            864,683,595     609,927,311
         Less: Accumulated depreciation
          and amortization...............  (138,091,220)    (79,177,520)

                                           $ 726,592,375    $530,749,791
                                           =============    ============

                             PANAMSAT CORPORATION

(6)  SATELLITE SYSTEMS UNDER DEVELOPMENT:

     The Company has contracted with Hughes Aircraft Company ("Hughes") to construct a satellite, PAS-5, to be deployed over the Atlantic Ocean region. The Company has also contracted with Space Systems/Loral ("Loral") for the construction and delivery of PAS-6, PAS-7 and PAS-8, and for the option to purchase up to two additional satellites and up to four spare satellites pursuant to the Loral Satellite Contract. PAS-6, PAS-7 and PAS-8 are to be deployed over the Atlantic, Indian and Pacific ocean regions, respectively. PAS-5 and PAS-6 will be suitable for DTH broadcast purposes and are scheduled to be delivered in 1997. PAS-7 and PAS-8 are scheduled to be delivered in 1997 and 1998, respectively.

     The Hughes and Loral contract terms include progress payments payable monthly during the period of the satellites' construction and incentive obligations payable monthly with interest ranging from 9.5% to 10% per annum over a period of 10-15 years, scheduled to commence after the delivery and launch of the satellites. The incentive obligations are subject to reduction or refund (as applicable) if the satellites fail fully to meet specific technical operating standards. The contracts contain rights to cancellation, which would result in the forfeiture of all progress payments with escalating termination payments.

     The Company has entered into launch contracts with International Launch Services ("ILS") for the launch of three satellites and Arianespace S.A. ("Arianespace") for the launch of one satellite. The Company expects to launch PAS-5 and PAS-8 under the ILS contract from Khazakhstan using Proton rockets and PAS-6 using an Ariane IV launcher. The Company has also entered into a multi-launch agreement ("Multi-Launch Agreement") with Arianespace which provides for one firm launch, which the Company plans to use for PAS-7, and rights for additional launches. The Company has exercised its rights for an additional launch in late 1999 or early 2000 for an unspecified satellite. The launch contracts provide that the Company may terminate such contracts at its option, and the contracts include termination liability schedules that increase in magnitude as the timing of any such termination approaches the date of launch. The maximum termination liability, calculated in accordance with such schedules, for launch services that have been ordered in connection with any individual launch (including postponement fees) is approximately $45.0 million. Payments made by the Company prior to the Company's election to terminate any such launch contract are offset against any such liability owed.

     The Company has obtained policies for up to an aggregate of $1.2 billion of launch insurance for PAS-5, PAS-6, PAS-7, PAS-8 and a replacement satellite, or if no replacement is required, a satellite to be designated as PAS-9. The Company expects the total cost (including costs for engineering, construction, launch, launch insurance, direct development costs and certain components for a spare satellite) of PAS-5, PAS-6, PAS-7, and PAS-8 to be approximately $846 million, of which the Company has paid $429 million at December 31, 1996. The Company has contracted commitments for approximately $417 million at December 31, 1996 related to its satellite systems under development.

                             PANAMSAT CORPORATION

(7)   LONG-TERM DEBT:
                                                 DECEMBER 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
93/4% Senior Secured Notes due 2000 (a).. $175,000,000  $175,000,000
113/8% Senior Subordinated Discount
 Notes due 2003--accreting to
 $460,206,000 in August 1998
 (including accreted
 interest of $121,288,807
 and $80,947,197 at December 31,
 1996 and 1995, respectively) (b)........  386,289,228   345,947,618
Incentive obligations--payable to
 Hughes in monthly installments
 including interest at 10%
 collateralized by a security
 interest in three transponders on
 PAS 2, PAS-3 and PAS-4, respectively....   67,201,987    55,111,069
Deferred satellite performance
 incentive--payable to GE Astro in equal
 monthly installments of $66,075
 including interest at 10%, maturing
 September 1998; collateralized
 by a security interest in the
 proceeds of future transponder sales
 from PAS-1..............................    1,267,969     1,899,661
Note payable--payable to Hughes Network
 Systems, Inc. in monthly
 installments including interest
 at 8.5% collateralized by
 communications equipment................      417,133       612,563
                                          ------------  ------------
                                           630,176,317   578,570,911
Less--Current maturities.................    4,166,778     3,287,250
                                          ------------  ------------
                                          $626,009,539  $575,283,661
                                          ============  ============

-------------
(a) Interest on the Senior Secured Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 1994. Interest incurred for the years ended December 31, 1996 and 1995 totaled approximately $17 million per year. The Senior Secured Notes are redeemable after August 1, 1998, in whole or in part, at the option of the Company, at a price of 101.625% declining to 100% of principal plus accrued and unpaid interest, if any, to the date of redemption. The Senior Secured Notes rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all Senior Debt (as defined in the indenture for the Senior Secured Notes). The Senior Secured Notes are secured by liens on certain assets of the Company, including PAS-1, PAS-2, PAS-3 and PAS-4.
(b) Interest on the Discount Notes accretes prior to August 1, 1998 at which time the principal outstanding will be approximately $460.2 million. Interest accreted for the years ended December 31, 1996 and 1995 totaled approximately $40.3 million and $36.1 million, respectively. After August 1, 1998, interest on the Discount Notes will be payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 1999. The Discount Notes are not redeemable prior to August 1, 1998. Thereafter, the Discount Notes are redeemable, in whole or in part, at the option of the Company, at a price of 104.266% declining to 100% of principal plus accrued and unpaid interest, if any, to the date of redemption. The Company will be required to redeem 25% of the original aggregate principal amount of the Discount Notes at a redemption price equal to 100% of the principal amount thereof together with accrued and unpaid interest each of August 1, 2001 and August 1, 2002. The Discount Notes are unsecured and are subordinated in right of payment to all present and future Senior Debt of the Company, including the Senior Secured Notes.

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

     Under terms of the Senior Secured and Discount Notes, the Company is limited to borrowing up to $30 million of additional bank debt and/or $15 million of debt in connection with the purchase of certain communications equipment, excluding satellite incentive obligations for PAS-1, PAS-2, PAS-3, and PAS-4. No such indebtedness or availability of such indebtedness existed at December 31, 1996.

                             PANAMSAT CORPORATION

     Annual maturities of long-term debt are as follows:

YEAR ENDING DECEMBER 31,          AMOUNT
                               ------------
        1998.................. $  4,372,467
        1999..................    3,974,298
        2000..................  179,390,470
        2001..................    4,850,219
        2002 and thereafter...  433,422,085
                               ------------
                               $626,009,539
                               ============

     The fair value of the Company's debt exceeded the carrying value by approximately $46.5 million at December 31, 1996. Capitalized interest totaled approximately $39.5 million, $37.8 million and $41.0 million in 1996, 1995 and 1994, respectively, and is included in satellite systems under development.

(8)  PREFERRED STOCK

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

     Dividends on the Preferred Stock are payable quarterly in arrears commencing on July 15, 1995. On or before April 15, 2000, the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After April 15, 2000, dividends may be paid only in cash. As of December 31, 1996, 340,122 shares have been issued and accrued.

     The Preferred Stock is not redeemable prior to April 15, 2000. On or after April 15, 2000, the Preferred Stock is redeemable at the option of the Company, in whole or in part from time to time at a redemption price of 106.375% declining to 100% of liquidation value plus accrued and unpaid dividends. The Preferred Stock is subject to mandatory redemption in whole on April 15, 2005 at a price equal to the liquidation preference thereof plus accrued and unpaid dividends. Subject to certain conditions, the Company will be required to exchange all the outstanding shares of Preferred Stock into the Company's 12-3/4% Senior Subordinated Notes due 2005 as soon as practicable following the date that such exchange is permitted by the terms of the Senior Secured Notes and the Discount Notes.

     The fair value of the Company's Preferred Stock exceeded the carrying value by approximately $75.1 million at December 31, 1996.

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

     Taxable income (loss) for the Company and its predecessor entities was approximately $3.4 million and $(5.5 million) for 1995 and 1994, respectively. Substantially all of the difference between the Company's and its predecessors' book income and taxable income (loss) was attributable to differences in depreciation for tax and

                             PANAMSAT CORPORATION
financial reporting purposes and customer deposits. As a result of the Partnership conversion, a net deferred tax liability of approximately $22.9 million was recorded March 2, 1995, the conversion date.

     The temporary differences that give rise to the net deferred tax liability and their approximate tax effects as of December 31, 1996 and 1995 are as follows (in thousands):

                                          DECEMBER 31, 1996   DECEMBER 31, 1995
                                          -----------------   -----------------
        Satellites and other property              $103,344            $ 52,199
         and equipment
        Customer deposits                           (22,517)            (16,694)
        Alternative minimum tax credits             (16,854)             (3,097)
        Other                                        (2,342)               (835)

          Net deferred tax liability               $ 61,631            $ 31,573
                                           ================   =================

     The components of the provision for income taxes for the year ended December 31, 1996 and for the period March 2, 1995 through December 31, 1995 are as follows (in thousands):

                                  DECEMBER 31, 1996  DECEMBER 31, 1995
                                  -----------------  -----------------
Current provision
   Federal......................            $13,721            $ 7,191
   State........................              1,641                961
Deferred provision..............             31,070              8,677
                                   ----------------   ----------------
       Total provision..........            $46,432            $16,829
                                   ================   ================

     The provisions for income taxes for the year ended December 31, 1996 and for the period March 2, 1995 through December 31, 1995 are reconciled to the amount computed by applying the statutory federal tax rate to income before taxes as follows (in thousands):


                                          DECEMBER 31, 1996  DECEMBER 31, 1995
                                          -----------------  -----------------
        Statutory rate...................           $37,853            $14,480
        Permanent differences............             1,772                174
        State income taxes, net of
         federal benefit.................             6,807              2,175
                                          -----------------  -----------------
            Total provision for
              income taxes...............           $46,432            $16,829
                                          =================  =================

     As of December 31, 1996, subject to review by the Internal Revenue Service, the Company has approximately $16.9 million of alternative minimum tax credit carryforwards which have no expiration date.

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

                             PANAMSAT CORPORATION

     The components of the pro forma provisions for income taxes for the years ended December 31, 1995 and 1994 are as follows (in thousands):

                                             YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 1995  DECEMBER 31, 1994
                                          -----------------  -----------------
Current (benefit) provision
          Federal.......................            $ 5,444            $(1,997)
          State.........................                832               (218)
          Deferred provision............              9,346              9,460
                                          -----------------  -----------------
             Total pro forma
               provision................            $15,622            $ 7,245
                                          =================  =================


     The pro forma provisions for income taxes for the years ended December 31, 1995 and 1994 are reconciled to the amounts computed by applying the statutory federal tax rate to income before taxes as follows (in thousands):

                                             YEAR ENDED         YEAR ENDED
                                          DECEMBER 31, 1995  DECEMBER 31, 1994
                                          -----------------  -----------------
          Statutory rate................            $12,031             $6,299
          Permanent differences.........              1,371                 --
          State income taxes, net of
           federal benefit..............              2,220                946
                                          -----------------  -----------------
               Total pro forma
                provision for income
                taxes...................            $15,622             $7,245
                                          =================  =================

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

(10) RELATED PARTY TRANSACTIONS:

     The Company has an employment agreement with Frederick A. Landman, President and Chief Executive Officer, which terminates December 31, 1997 subject to automatic annual renewal. Total annual base compensation is $600,000 under this agreement.

     The Company has earned revenues of approximately $9.1 million, $3.9 million and $5.0 million for 1996, 1995 and 1994, respectively, from entities affiliated with Univisa. In addition, approximately $193.5 million of the Company's expected future cash payments at December 31, 1996 for PAS-1 and PAS-3 under long-term arrangements are from the same entities.

     The Company had a commitment to purchase certain equipment for a minimum of $2.2 million in connection with the DTH venture described above. This commitment has been canceled by the Company and certain costs associated with this termination have been, and any additional costs will be, reimbursed by Televisa under a separate indemnification agreement.

     Certain engineering and technical services are provided by Rubin Bednarek & Associates, a firm in which an executive of the Company, Robert Bednarek, was a principal until December 31, 1995. Fees paid to this firm were approximately $1,435,000 and $1,097,000 for the years ended December 31, 1995 and 1994 respectively.

                             PANAMSAT CORPORATION

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

1995 STOCK PLAN--

     Effective March 2, 1995, the Company adopted the PanAmSat Corporation Long-Term Stock Investment Plan (the "Stock Plan"), which provides for the granting of non-qualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers and other key employees of the Company, and to other service providers, including independent contractors of the Company. Restricted stock, performance units and performance shares may be granted in the discretion of the Committee (as defined below) on such terms as the Committee may decide. The maximum number of shares of common stock which may be issued under the Stock Plan is 5,000,000, and the maximum number of shares of common stock which may be issued to any grantee pursuant to the Stock Plan is 2,000,000. The Stock Plan is administered by a committee of the Board of Directors (the "Committee") consisting of at least two directors of the Company. As of December 31, 1996, options for 1,057,345 shares of common stock have been granted under the Stock Plan, including options for 100,000 shares granted to non-employees. Such options are exercisable at prices ranging from $17.00 to $28.75 per share (the stock's market price at the date of grant) and vest ratably over five years.

     The Company accounts for the Stock Plan under APB Opinion No. 25. Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced as follows:

                                              1996          1995
                                           -----------   -----------
Net income (loss)........... As Reported   $20,297,877   $(8,430,177)
                               Pro Forma    19,411,228    (9,279,621)
Earnings (loss) per share... As Reported   $      0.20   $     (0.08)
                               Pro Forma          0.19         (0.09)

     A summary of the status of the Company's Stock Plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and the narrative below:

                                                 1996                1995
                                          -----------------   -----------------
                                          SHARES   WTD. AVG.  SHARES   WTD. AVG.
                                          (000'S)  EX PRICE   (000'S)  EX PRICE
                                          -------  --------   -------  --------

Outstanding at beginning of year.........  1,042     17           --
Granted..................................     63     23        1,047     17
Exercised................................    (48)    17           (5)    17
                                          ------              ------
Outstanding at end of year...............  1,057     17        1,042     17
                                          ======              ======
Weighted average fair value of
 options granted......................... $ 4.94     --       $ 6.76     --

                             PANAMSAT CORPORATION

     994,000 of the 1,057,000 options outstanding at December 31, 1996 have exercise prices of $17 with a weighted average exercise price of $17 and a weighted average remaining contractual life of 4 years. 199,000 of these options are exercisable. The remaining 63,000 options have exercise prices between $17 and $29, with a weighted average exercise price of $23 and a weighted average remaining contractual life of 5 years. None of these options are currently exercisable. There were no options exercisable at December 31, 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rate of 5.84 percent and 5.35 percent; expected dividend yield of 0 percent and 0 percent; expected lives of 5.0 and 1.7 years; expected stock price volatility of 33.2 percent and 33.2 percent.

COMPENSATION PLANS--

     On April 22, 1996, the Company adopted a General Severance Policy, an Employee Separation Plan and an Executive Severance Pay Program, the first two of which were amended by action of the Board of Directors on October 28, 1996. Under the General Severance Policy, all employees would be entitled to receive a minimum of two weeks' salary and a maximum of 29 weeks' salary upon termination without cause and upon the execution by the employee of a release of all claims against the Company. Under the Employee Separation Plan any employee (other than below) who is terminated without cause following a change in control, as defined, would be entitled to receive six months' continuation of such employee's salary and certain benefits. The Executive Severance Pay Program covers five senior officers and approximately 55 other key employees not covered by the Employee Separation Plan and provides severance benefits of between 1.5 and 3 times the base salary and cash bonus for each such employee's salary payable upon a change in control, as defined. The Reorganization (see Note 13) will constitute a change in control.

     In September 1996, the Company adopted a plan to pay a cash bonus to its employees who would otherwise have qualified for the grant of stock options under the Company's Long-Term Stock Investment Plan. Such compensation totaling $4.8 million was paid in October 1996 in lieu of stock options.

(12) COMMITMENTS AND CONTINGENCIES:

     Orbital control of satellites in service is maintained by various service providers under long-term TT&C agreements totaling approximately $66.8 million. Total annual TT&C costs for satellites in service is approximately $5.2 million per year. TT&C costs are included in Engineering and Technical Services and are generally expensed on a straight-line basis over the term of the agreement.

     The Company has commitments for operating leases primarily relating to equipment and its executive office facilities in Greenwich, Connecticut. These leases contain escalation provisions for increases in rental due to increased real estate taxes and operating expenses. Minimum annual rentals of all leases, exclusive of increases in real estate taxes and operating assessments, are as follows:

     1997........  $1,016,100
     1998........     978,188
     1999........     953,792
     2000........     883,939
     Thereafter..     783,416
                   ----------
                   $4,615,435
                   ==========

     Total rent expense approximated $1,009,000, $825,000 and $546,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In March 1996, Comsat Corporation ("Comsat") initiated an action seeking compensatory damages of $250 million and unspecified punitive damages against the Company, Televisa and News Corp. The complaint

                             PANAMSAT CORPORATION
alleges that the Company interfered with the alleged termination, by News Corp., of an alleged contract between Comsat and News Corp. Although the Company believes this action is without merit and intends to vigorously contest this matter, it is unable to predict the final outcome of this action at this time.

(13) AGREEMENT AND PLAN OF REORGANIZATION:

     On September 20, 1996 (the "Announcement Date"), the Company and Hughes Electronics Corporation ("Hughes") announced their agreement to combine their respective satellite service operations (the "Combination") into a new publicly held company ("New PanAmSat"). Under the terms of the Agreement and Plan of Reorganization that was entered into on the Announcement Date, the Galaxy Business of Hughes will be combined with the Company to form New PanAmSat. Holders of PanAmSat Common Stock and Class A Common Stock will have three options to receive payment with respect to their outstanding shares: (a) one half share of common stock of New PanAmSat and $15 in cash, (b) one share of common stock of New PanAmSat (subject to proration, as applicable), or (c) $30 in cash (subject to proration, as applicable). The maximum cash consideration to be paid to the Company's direct and indirect stockholders will be equal to $15 multiplied by the number of shares of Common Stock outstanding and Hughes may elect to limit the number of shares of New PanAmSat Stock issued to one-half of the number of shares of PanAmSat Common Stock outstanding at the time. In a separate but related transaction, New PanAmSat will acquire all of the outstanding shares of Univisa, Inc., the indirect holder of all of the Class B Common Stock of the Company, for consideration that is equal in amount and form (subject to proration, as applicable) to the consideration payable on account of each share of PanAmSat Common Stock and Class A Common Stock (the "Univisa Contribution"). Assuming that New PanAmSat pays half stock and half cash as consideration in the Combination and the Univisa Contribution, immediately after the Combination, Hughes will own 71.5% of New PanAmSat, unless the Company's direct and indirect stockholders request more shares of New PanAmSat Common Stock than cash and New PanAmSat permits additional shares of its common stock to be issued in lieu of cash to the Company's direct and indirect stockholders. The Combination requires governmental approval of the U.S. Federal Communications Commission which is expected to be received within six to 12 months of the Announcement Date.

     In connection with the above transactions, the Company has incurred certain professional and advisory fees totaling $4.8 million for the year ended December 31, 1996. The Company expects these fees will aggregate approximately $20 million, with the majority of the remaining fees payable upon the successful completion of the Combination. The Reorganization Agreement includes termination provisions which require that, in the event that the Reorganization Agreement is terminated by the Company, and the Company consummates or agrees to consummate certain business combination transactions, PanAmSat will pay $80 million to Hughes Communications, Inc.

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

     The following table sets forth information concerning the Company's directors and executive officers as of March 28, 1997:

NAME                         AGE                     POSITION
Frederick A. Landman......... 49  President, Chief Executive Officer and
                                  Director
Lourdes Saralegui............ 35  Executive Vice President and Director
Patrick J. Costello.......... 40  Chief Financial Officer and Director
Robert A. Bednarek........... 39  Senior Vice President, Engineering and
                                  Operations
James W. Cuminale............ 44  Senior Vice President and General Counsel
Lawrence W. Dam.............. 50  Director
Guillermo Canedo White....... 37  Director

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

     PATRICK J. COSTELLO joined the Company in 1992 as Chief Financial Officer. In October 1996 he became a Class A Director of the Company, replacing Reverge Anselmo after Mr. Anselmo's resignation. From 1985 through 1992, Mr. Costello was a practicing Certified Public Accountant. Mr. Costello provided tax, accounting and management advisory services to the Company from 1987 to May 1992.

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

     GUILLERMO CANEDO WHITE has been a Class B Director of the Company since July 1995. Mr. Canedo White has been a member of the Board of Directors of Televisa since 1990 and its Chairman and Chief Corporate Officer since March 1997. Prior to March 1997 he served as Televisa's Vice President of Finance and Corporate Planning since 1994. From 1990 to 1994, Mr. Canedo served in various capacities at Televisa, including as Chief Financial Officer and as Vice President of Strategic Planning.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table provides certain summary information concerning compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 1996; 1995 and 1994, respectively:

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                ANNUAL COMPENSATION           COMPENSATION
                                                                                   OTHER       SECURITIES         ALL
                                                                                   ANNUAL      UNDERLYING        OTHER
NAME AND PRINCIPAL POSITION               FISCAL YEAR   SALARY       BONUS      COMPENSATION    OPTIONS      COMPENSATION
---------------------------------------   -----------  --------  ------------   ------------  ------------   -------------
          Frederick A. Landman                   1996  $600,000   $375,000(1)    $950,000(2)
           President and                         1995   500,000    275,000(3)                      200,000
           Chief Executive Officer               1994   450,000    152,207

          Lourdes Saralegui                      1996  $375,000   $275,000(1)    $500,000(2)
           Executive Vice President              1995   320,000    225,000(3)                      150,000    $3,849,300(4)
                                                 1994   300,000    107,471

          Patrick J. Costello                    1996  $250,000   $ 75,000(1)    $300,000(2)         7,500
           Chief Financial Officer               1995   220,000     60,000(3)                       75,000    $  803,539(5)
                                                 1994   150,000     27,721

          Robert A. Bednarek                     1996  $220,000   $ 30,000(1)    $225,000(2)
           Senior Vice President,                1995   200,000     30,000(3)                       75,000    $  160,701(5)
           Engineering and Operations            1994   170,000     20,294

          James W. Cuminale(6)                   1996  $225,000   $ 45,000(1)    $225,000(2)
           Senior Vice President,                1995   150,000     30,000(3)                       75,000
           General Counsel

------------------
(1) Includes payments made in 1997 for bonus payments with respect to fiscal
    1996.

(2) The Company did not grant any new stock options to its executive officers in 1996, other than to Patrick Costello, its Chief

    Financial Officer. Instead, as a result of the Reorganization Agreement and in consultation with Hughes Electronics Corporation ("HE"), PanAmSat engaged Mercer & Co. ("Mercer") to advise as to what companies comparable to PanAmSat would award on an annual basis in the form of stock options and to assist the Company in determining the cash value of such stock options. After consulting with Mercer, PanAmSat set the amount of the cash awards that would be paid in lieu of stock options. In September 1996 the Company paid cash awards of $950,000 to Mr. Landman, $500,000 to Ms. Saralegui, $300,000 to Mr. Costello, $225,000 to Mr. Bednarek and $225,000 to Mr. Cuminale.

(3) Includes payments made in 1996 for bonus payments with respect to fiscal
    1995.

(4) Consists of compensation relating to the grant of a limited partnership interest in PanAmSat L.P., a predecessor of the Company, in connection with the Conversion.

(5) Consists of compensation relating to the phantom stock plans of a predecessor company.

(6) Mr. Cuminale's employment commenced on March 15, 1995.

          For 1997, the base salaries of Mr. Landman, Ms. Saralegui, Mr. Costello, Mr. Bednarek and Mr. Cuminale are $600,000, $375,000, $250,000, $220,000 and $225,000, respectively.

INFORMATION REGARDING THE COMPANY, LONG-TERM STOCK INVESTMENT PLAN

          The following summary of the material provisions of the PanAmSat Corporation Long-Term Stock Investment Plan does not purport to be complete and is qualified in its entirety by the terms of the Stock Plan.

          Effective March 2, 1995, the Company adopted the Stock Plan, which provides for the granting of non-qualified stock options ("NQSOs"), incentive stock options ("ISOs" and, collectively with NQSOs, the "Options"), alternate appreciation rights ("AARs"), restricted stock, performance units and performance shares to executive officers and other key employees of the Company, and to other service providers, including independent contractors of the Company. Restricted stock, performance units and performance shares may be granted in the discretion of the Stock Plan Committee on such terms as the Stock Plan Committee may decide. The maximum number of shares of Common Stock which may be issued under the Stock Plan is 5,000,000, and the maximum number of shares of Common Stock which may be issued to any grantee pursuant to the Stock Plan is 2,000,000. The Stock Plan is administered by the Stock Plan Committee of the Board of Directors consisting of Lawrence W. Dam and Guillermo Canedo White. The Company will enter into an agreement with each grantee (each, an "Agreement") which shall set forth the terms of a grant made pursuant to the Stock Plan. Approximately 160 persons currently are eligible to participate in the Stock Plan.

   PURPOSE OF THE LONG-TERM STOCK INVESTMENT PLAN

          The purpose of the Stock Plan is to align the interests of Stock Plan participants with those of the Company's stockholders by linking participants' rewards with stockholder gains; provide participants with an equity ownership in the Company commensurate with Company performance; provide an incentive to management for continuous employment with the Company through equity ownership; and maintain competitive compensation levels.

   NQSOS

          Unless otherwise provided in an optionee's Agreement, NQSOs will be fully exercisable on the date of grant for a period of not longer than ten years. NQSOs will be exercisable at an exercise price per share to be determined by the Stock Plan Committee and provided in the optionee's Agreement. Unless otherwise provided in an optionee's Agreement, upon the optionee's termination of employment by reason of retirement or permanent disability, or in the case of an independent contractor, upon termination of such independent contractor's service arrangement, NQSOs will remain exercisable for thirty-six months from the date of such termination to the extent otherwise exercisable at the time of termination and during such thirty-six month period. Unless otherwise provided in an optionee's Agreement, upon the death of the grantee, any NQSO held by such grantee, to the extent exercisable on the date of death, may be exercised by the optionee's estate, or by a person who acquires the right to exercise such NQSO by bequest, inheritance, or by reason of the optionee's death, provided that such exercise occurs within both the remaining option term and one year after the optionee's death. Upon termination for any other reason, all unexercised NQSOs will lapse unless otherwise provided by the optionee's Agreement or the Stock Plan Committee.

   ISOS

          Unless otherwise provided in an optionee's Agreement, ISOs will be fully exercisable on the date of grant for a period of not longer than ten years (or, in the case of an ISO granted to a Ten Percent Stockholder (as defined in the Stock Plan), five years). Under the Stock Plan, ISOs will be exercisable at an exercise price per share of no less than 100% (or, in the case of a Ten Percent Stockholder, 110%) of the Fair Market Value of a share of Common Stock on the date of grant. Unless otherwise provided in an optionee's Agreement, upon the optionee's termination of employment by reason of retirement or permanent disability, ISOs will remain exercisable for one year from the date of such termination to the extent otherwise exercisable on the date of termination and during such one-year period. Under the Stock Plan, upon the death of an optionee during employment or within three months after termination of employment with the Company, ISOs may be exercised, to the extent exercisable on the date of death, by the grantee's estate, or by a person who acquires the right to exercise such ISO by bequest, inheritance or by reason of the optionee's death, provided that such exercise occurs within both the remaining option term and one year after the optionee's death. Upon the occurrence of any other termination of employment, unless otherwise provided by the Stock Plan Committee or in the optionee's Agreement, all unexercised ISOs will lapse.

   ALTERNATE APPRECIATION RIGHTS

          Under the Stock Plan, AARs may be granted in tandem with Options, subject to such additional terms and conditions as the Stock Plan Committee may prescribe in the optionee's Agreement. AARs will permit the optionee to receive in the form of Common Stock, upon exercise, 100% of the amount, if any, by which the Fair Market Value of a share of Common Stock related to the AAR on the exercise price date exceeds the exercise pace of the Option related to the AAR. AARs are exercisable only to the same extent as the related Options. Unless otherwise provided in the optionee's Agreement, AARs will expire upon the termination of the optionee's employment except in the case of retirement or permanent disability, or, in the case of an independent contractor, upon termination of such independent contractor's service arrangement, in which case the AAR will remain exercisable for six months following the date of such termination to the extent otherwise exercisable on the date of termination and during such six-month period.

   CHANGE IN CONTROL

          The Stock Plan Committee may provide in an optionee's Agreement the terms and conditions relating to an award under the Stock Plan upon a Change in Control (as defined in the Stock Plan), including that Options may become immediately exercisable upon a Change in Control.

   CERTAIN FEDERAL INCOME TAX CONSEQUENCES RELATING TO OPTIONS AND ALTERNATE
     APPRECIATION RIGHTS

          In general, an optionee will not recognize income, and the Company will not be entitled to a business expense deduction, upon the grant of an NQSO. Upon exercise of the NQSO, the optionee will recognize ordinary income equal to the excess of the Fair Market Value of the shares on the date of exercise over the exercise price of the NQSO. If the optionee includes such amount in income or the Company complies with applicable reporting requirements, it will be entitled to a business expense deduction in the same amount and at the same time as the optionee recognizes ordinary income, subject to any deduction limitation under Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended (the "Code").

          In general, an optionee will not recognize taxable income, and the Company will not be entitled to any business expense deduction, upon grant or exercise of an ISO. (However, upon the exercise of an ISO, the excess of the Fair Market Value on the date of exercise over the exercise price of the shares will be treated as an adjustment to alternative minimum taxable income.) In order for the exercise of an ISO to qualify for the foregoing tax treatment, the optionee generally must be an employee of the Company or a subsidiary from the date the ISO is granted through the date three months before the date of exercise, except that special rules apply in the case of death or disability.

          If the optionee has held the shares acquired upon exercise of an ISO for at least two years after the date of grant and for at least one year after the date of exercise, upon disposition of the shares by the optionee, the difference, if any, between the sales price of the shares and the exercise price of the ISO will be treated as long-term capital gain or loss. If the optionee does not satisfy these holding period requirements, the optionee will recognize ordinary income at the time of the disposition of the shares, generally in an amount equal to the excess of the Fair Market Value of the shares at the time the ISO was exercised over the exercise price of the ISO. The balance of gain realized, if any, will be long-term or short-term capital gain, depending upon whether or not the shares were sold more than one year after the ISO was exercised. If the optionee sells the shares prior to the satisfaction of the holding period requirements but at a price below the Fair Market Value of the shares at the time the ISO was exercised, the amount of ordinary income will be limited to the amount realized on the sale in excess of the exercise price of the ISO. The Company and its subsidiaries will be allowed a business expense deduction to the extent the optionee recognizes ordinary income, subject to any deduction limitation under Section 162(m).

          Upon exercise of an AAR, the optionee will recognize ordinary income in an amount equal to the Fair Market Value of the shares received on the exercise date. If the optionee includes such amount in income or the Company complies with applicable reporting requirements, the Company will be entitled to a business expense deduction in the same amount and at the same time that the holder of an AAR recognizes ordinary income, subject to any deduction limitation under Section 162(m).

          Section 162(m) generally disallows a federal income tax deduction to any publicly-held corporation for compensation paid in excess of $1 million in any taxable year to the chief executive officer or any of the four other most highly compensated executive officers who are employed by the Company on the last day of the taxable year, but does not disallow a deduction for qualified "performance-based compensation," the material terms of which are disclosed to and approved by stockholders. The Company has structured the Stock Plan so that compensation attributable to NQSOs (and related AARs) granted with an exercise price no less than the Fair Market Value of the Common Stock on the grant date would not be subject to the deduction limitation.

          Special rules may apply to a grantee who is subject to Section 16(b) of the Exchange Act.

          Under certain circumstances, the accelerated vesting or exercise of Options or AARs, or the accelerated lapse of restrictions on other awards, in connection with a Change of Control of the Company might be deemed an "excess parachute payment" for purposes of the golden parachute tax provisions of
Section 280G of the Code. To the extent it is so considered, the optionee may be subject to a 20% excise tax and the Company may be denied a tax deduction.

   MARKET VALUE OF THE SECURITIES UNDERLYING OPTIONS, AARS AND OTHER AWARDS

          As of March 24, 1997, the closing price of Common Stock as reported on the NASDAQ National Market was $28.25 per share.

LONG TERM STOCK INVESTMENT PLAN TABLE

          The Company has granted NQSOs under the Stock Plan, effective as of September 21, 1995. Each NQSO is exercisable at a price of $17 per share and vests in equal annual installments over five years. Under the Agreements, if there is a Change in Control, the NQSOs become fully exercisable. The following table sets forth the number of shares of Common Stock subject to NQSOs granted to certain persons.

                                           NUMBER OF SHARES
NAME AND POSITION                         UNDERLYING OPTIONS
------------------------------------    ----------------------
          Frederick A. Landman,
           President, Chief Executive
           Officer and Director                      200,000

          Lourdes Saralegui, Executive
           Vice President and Director               150,000

          Patrick J. Costello, Chief
           Financial Officer                          82,500

          Robert A. Bednarek, Senior
           Vice President, Engineering
           & Operations                               75,000

          James W. Cuminale, Senior
           Vice President, General
           Counsel                                    75,000

          All current executive
           officers as a group

          All current directors who are              582,500
           not executive officers as a
           group                                          --

          All employees, including all
           current officers who are not
           executive officers, as a
           group                                   1,027,295

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996

          The following table sets forth additional information concerning the grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1996. All stock options indicated on the table below were granted pursuant to the Stock Plan described above.

                                                                     INDIVIDUAL GRANTS
                                 -----------------------------------------------------------------------------------------
                                                                                               POTENTIAL REALIZED VALUE AT
                                   NUMBER OF                                                     ASSUMED ANNUAL RATES OF
                                  SECURITIES      % OF TOTAL                                    STOCK PRICE APPRECIATION
                                  UNDERLYING    OPTIONS GRANTED   EXERCISE OR                      FOR OPTION TERM(3)
                                   OPTIONS      TO EMPLOYEES IN  BASE PRICE(2)   EXPIRATION    ---------------------------
NAME                             GRANTED(1)       FISCAL YEAR      ($/SH)           DATE             5%          10%
----------------------------     -------------  ---------------  -------------  ------------   ------------ --------------
Patrick J. Costello                   7,500               11.96       $28.75        4-21-06       $135,605       $343,650

---------------
(1) The options will become exercisable in equal annual installments over a five-year period commencing on April 22, 1997. The options will vest and become immediately exerciseable upon the occurrence of a Change of Control.

(2) The exercise price per share of each option was equal to the fair market value of the stock on the date of grant.

(3) The potential realizable value is calculated in accordance with the disclosure rules promulgated by the SEC. The hypothetical gains shown are based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only. They are not intended to predict future stock prices. Actual realized value, if any, will depend on the market value of the stock at the time of exercise, and no gain to the optionee is possible without an increase in the stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

          There were no exercises of stock options during fiscal 1996 by the Named Executive Officers.

OPTION VALUES AT FISCAL YEAR ENDED DECEMBER 31, 1996

          The following table sets forth information concerning the fiscal year-end value of unexercised stock options held by each of the Named Executive Officers. The Company has not granted any stock appreciation rights, either alone or in tandem with options.



                                  NUMBER OF SECURITIES UNDERLYING UNEXERCISED  VALUE OF UNEXERCISED "IN THE MONEY"
                                          OPTIONS AT FISCAL YEAR-END              OPTIONS AT FISCAL YEAR-END(1)
                                  -------------------------------------------  -----------------------------------
              NAME                    EXERCISABLE           UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
-------------------------------   --------------------  ---------------------  ----------------  -----------------
Frederick A. Landman                    40,000                160,000          $440,000         $1,760,000
Lourdes Saralegui                       30,000                120,000          $330,000         $1,320,000
Patrick J. Costello                     15,000                 67,500          $165,000         $  742,500
Robert A. Bednarek                      15,000                 60,000          $165,000         $  660,000
James W. Cuminale                       15,000                 60,000          $165,000         $  660,000

-----------------
(1) Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the exercise price of the options and $28, which was the closing price per share of the Common Stock on December 31, 1996 as reported by the Nasdaq National Market System, multiplied by the applicable number of options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

   GENERAL SEVERANCE POLICY


          On April 22, 1996, the Board of Directors adopted a general severance policy for all employees providing for payments upon termination without cause equal to: (i) one week of salary for every year of service up to five years,
(ii) two weeks of salary for every year of service over five years and (iii) minimum and maximum severance levels depending upon the nature of such employee's position at the Company. The Named Executive Officers would receive a minimum of four weeks' salary and a maximum of 52 weeks' salary as severance. Other employees of the Company would receive a minimum, depending on their classification, of two or three weeks' salary and a maximum of 29 weeks' salary as severance.

     EMPLOYEE SEPARATION PLAN

          On April 22, 1996, the Board of Directors also adopted an Employee Separation Plan (the "ESP") providing that for a one-year period following a "change of control" (as defined below) any employee who is terminated without cause by the Company would be entitled to receive, in addition to the benefits covered by the Company's general severance policy, six months' continuation of such employee's: (i) base salary and annual cash bonus (which shall be prorated for such period), (ii) medical and dental insurance benefits, (iii) long-term disability insurance benefits and (iv) life and accidental death and dismemberment insurance benefits ("Welfare Benefits"). The ESP applies to all employees of the Company, other than any employee that is otherwise covered by a Severance Agreement (as defined below). The ESP shall be effective for one year and is renewable at the Company's option.

   Generally, a "change in control" will be deemed to have occurred under the ESP or the Severance Agreements referred to below upon: (a) the sale of all or substantially all of the assets of the Company; (b) the loss by the holders of the Class A Common Stock of the power to elect a majority of the Board of Directors; (c) a majority of the Board of Directors ceasing to consist of nominees of the holders of the Class A Common Stock; or (d) a complete liquidation or dissolution of the Company.

   EXECUTIVE SEVERANCE PAY PROGRAM

          On April 22, 1996, the Board of Directors also adopted an executive severance pay program that would be triggered by a change in control. The program covers approximately 50 senior officers and key employees, including the Named Executive Officers and 45 other key employees. The program consists of individual change in control agreements ("Severance Agreements") for all covered officers and key employees.

          The principal purposes of the ESP and the executive severance pay program are (a) to help assure that executives give impartial consideration to evaluating and negotiating a potential business combination which is in the best interest of the Company's stockholders, but which may result in the loss of, or reduction in, the executive's job; (b) to make the Company's plans more competitive with severance plans of other comparable companies and to facilitate the Company's ability to attract, retain and motivate talented executives in an uncertain, rapidly consolidating communications industry environment; (c) to provide security and ensure that key executives are retained during critical negotiations prior to and through any change in control; and (d) to avoid the legal expense and reduce the management time associated with contested terminations, to allow for better forecasts of amounts due to executives terminated after a change in control and to provide for a general release of legal claims associated with such terminations.

          The benefits under the Severance Agreements covering Frederick A. Landman and Lourdes Saralegui would be triggered if, within two years following a change in control, (i) the covered officer's employment is terminated with or without cause by the Company or (ii) the covered officer voluntarily terminates his or her employment.

          The benefits under the Severance Agreements covering Patrick J. Costello, Robert A. Bednarek and James W. Cuminale would be triggered if, (x) within two years following a change in control, (i) the covered officer's employment is terminated without cause, (ii) the covered officer's responsibilities are materially reduced, (iii) the covered officer's responsibilities are changed such that they are inconsistent with such officer's former responsibilities or (iv) the covered officer's location of employment is moved more than 35 miles from the officer's current location of employment, unless the covered officer is moved to New York City from the Company's Greenwich offices, or (y) the covered officer voluntarily terminates employment at any time during the 30 days following the one year anniversary of the change in control.

          The benefits under the Severance Agreements covering all other key employees would be triggered if, within two years following a change in control,
(i) the covered officer's employment is terminated without cause, (ii) the covered officer's responsibilities are materially reduced, (iii) the covered officer's responsibilities are changed such that they are inconsistent with such officer's former responsibilities, or (iv) the covered officer's location of employment is moved more than 35 miles from the officer's current location of employment, unless the covered officer is moved to New York City from the Company's Greenwich offices.

          Each Severance Agreement will be effective for three years and will automatically be extended for additional one-year periods unless the Company gives a termination notice prior to the second anniversary or any subsequent anniversary of the Severance Agreement.

          Severance benefits payable to officers covered by Severance Agreements are determined by multiplying base salary and a cash bonus component by 3 in the case of the Named Executive Officers and by 1.5 in the case of remaining key employees. Covered officers would be entitled to Welfare Benefits until the earlier of (i) 36 months in the case of Frederick Landman and Lourdes Saralegui,
(ii) 24 months in the case of the remaining three Named Executive Officers and
(iii) 18 months in the case of the remaining key employees, or the obtaining of similar benefits on reemployment. The Severance Agreements restrict the ability of (x) the Named Executive Officers and (y) the remaining key employees to compete with the Company for 18 and 12 month periods following their respective termination from the Company.

          The Company has reserved the right to grant additional severance benefits to certain key employees that are recently-hired executives. In the Company's discretion, such severance benefits may be greater than 1.5 but may not exceed 3 times base salary and a bonus component.

          In addition, the Named Executive Officers would be entitled to reimbursement of any legal fees incurred in connection with the enforcement or defense of their Severance Agreements.

          If a Named Executive Officers becomes subject to the 20% excise tax on excess parachute payments under Section 4999 of the Code, including, without limitation as a result of any payments made under the Stock Plan, the Company would make an additional payment in an amount such that the officer will be in the same after-tax position as though the 20% excise tax had not been imposed.

          For these purposes "bonus" shall generally mean an annual cash amount that is not less than the greater of the annual cash bonus awarded to an employee by the Company for the fiscal year preceding the fiscal year in which a change in control occurs and the bonus set for the fiscal year in which termination occurs, in any case pro rated for a partial year.

     THE LANDMAN EMPLOYMENT AGREEMENT

          The Company has an employment agreement with Frederick A. Landman (as amended, the "Landman Employment Agreement"). The Landman Employment Agreement requires that Mr. Landman devote all his business time to the business of the Company. The agreement expires on December 31, 1997 and is automatically renewable for one-year periods, each December 31, unless the Board of Directors delivers 90 days' prior written notice not to renew the agreement. The Landman Employment Agreement terminates upon Mr. Landman's death, disability or resignation and is also subject to termination at the discretion of the Board of Directors or if Mr. Landman materially breaches his agreement with the Company.

          Under the Landman Employment Agreement, Mr. Landman received a base salary of $600,000 during 1996. Mr. Landman may also receive an incentive bonus which may not exceed 33% of Mr. Landman's base salary without the approval of the Board of Directors.

          If Mr. Landman's employment is terminated by the Company other than for a Material Breach (as defined in the Landman Employment Agreement), or if Mr. Landman resigns for "good reason" (as defined in the Landman Employment Agreement), he would be entitled to receive his salary at the rate in effect at termination until the end of his employment term.

          The Landman Employment Agreement also contains a covenant not to compete with the Company for one year after Mr. Landman leaves the employ of the Company.

          The Landman Employment Agreement was amended to incorporate the benefits of the executive severance pay program and make certain other modifications that will conform to the executive severance pay program. See "-- Executive Severance Pay Program" above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Company has no compensation committee or other Board committee performing equivalent functions, other than the Stock Plan Committee. For the fiscal year ended December 31, 1996, compensation of the executive officers of the Company was determined, subject to approval of the Board of Directors, by Mr. Landman, who was Chairman and Chief Executive Officer of the Company.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

          The Company does not have a Compensation Committee. For 1996, Mr. Landman, the Company's President and Chief Executive Officer, determined the compensation to be paid to the Company's executive officers (other than for himself), subject to approval by the Board of Directors, and Mr. Landman's compensation was determined by the members of the Board of Directors other than Mr. Landman.

     GENERAL

          Total compensation for the Company's executive officers consists of a base salary, annual cash bonus and, commencing in 1995, long-term incentives, which may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, performance units and performance shares. The annual bonus and long-term incentives are variable, may fluctuate significantly from year to year and are tied to Company and individual performance. The 1995 compensation of two of the Company's executive officers, Messrs. Landman and Bednarek, was governed by the terms of their respective employment agreements.

          To ensure that the interests of the Company's executive officers are aligned with those of its stockholders, commencing in 1995 a portion of executive compensation is delivered through an equity component in the Company consisting, at the discretion of the Stock Plan Committee, of the stock based awards described above. The value of stock based awards is tied to the long-term performance of the Company, and such awards provide an incentive that focuses attention on managing the Company from an owner's perspective and generally promote a long-term outlook by restricting the grantee's ability to exercise or to sell, transfer or assign the shares subject to the award until the end of the specified vesting period. Stock based awards also provide a level of risk and upside opportunity that encourage executive officer performance in the achievement of the Company's long-term goals and objectives. The Company did not grant any new stock options to its executive officers in 1996, other than to Patrick Costello, its Chief Financial Officer. Instead, as a result of the Reorganization Agreement and in consultation with Hughes Electronics Corporation ("HE"), PanAmSat engaged Mercer & Co. ("Mercer") to advise as to what companies comparable to PanAmSat would award on an annual basis in the form of stock options and to assist the Company in determining the cash value of such stock options. After consulting with Mercer, PanAmSat set the amount of the cash awards that would be paid in lieu of stock option. In September 1996 the Company paid cash awards of $950,000 to Mr. Landman, $500,000 to Ms. Saralegui, $300,000 to Mr. Costello, $225,000 to Mr. Bednarek and $225,000 to Mr. Cuminale.

     BASE SALARY

          As noted above, the 1996 base salary for each executive officer was determined, based on his subjective judgment, by Mr. Landman and approved by the Board of Directors. The Company believes that in establishing salaries, Mr. Landman took into consideration, among other things, the development of the Company and the Company's global satellite system, the individual's performance, the business environment in which the Company operated and competitive compensation trends for like jobs at high-growth companies. Mr. Landman has determined, based on his subjective judgment, the 1997 base salaries to be paid to the Company's executive officers, which were approved by the Board of Directors, based upon factors similar to those the Company believes were used to set 1996 base salaries.

     ANNUAL CASH INCENTIVE BONUS

          The 1996 cash bonus paid to each executive officer was determined by Mr. Landman, based on his subjective judgment, taking into account, among other things, the Company's 1996 results of operations, the Company's financial position, and the development of the Company and the Company's global satellite system. Mr. Landman also considered the performance of the business area for which the executive officer was responsible and the executive officer's individual performance and position level within, and length of service with, the Company.

     CEO COMPENSATION

          Mr. Landman's employment agreement provides for a minimum annual salary that may be increased annually at the discretion of the Board of Directors. Mr. Landman's 1996 base salary was $600,000.

          In 1997, Mr. Landman received an annual cash bonus in respect of 1996 of $375,000, as compared to $275,000, which was the annual cash bonus that he received in respect of 1995. Mr. Landman did not receive any stock option grants in 1996 but instead received a cash payment of $950,000 in lieu of stock options.

          In determining Mr. Landman's annual bonus and base salary, the Board considered Mr. Landman's contributions to the Company's 1996 results of operations and financial position. The Board also considered Mr. Landman's efforts in connection with the development of the Company's satellite system in 1996, the Company's acquisition and launching of additional satellites, the development of the market for DTH television services utilizing the Company's satellites, as well as Mr. Landman's individual performance during the year. In determining Mr. Landman's compensation, the Board of Directors did not attach specific weights or values to the various factors considered.

          The foregoing report is submitted by the members of the Board of
Directors: Frederick A. Landman, Lourdes Saralegui, Patrick Costello, Lawrence
W. Dam and Guillermo Canedo White.

          The Board Compensation Committee Report on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the shares of Common Stock beneficially owned as of March 28, 1997 by (i) each person or entity who, insofar as the Company has been able to ascertain, beneficially owned as of such date more than 5% of the Company's Class A Common Stock, Class B Common Stock or Common Stock, (ii) each of the directors of the Company, (iii) all individuals serving as the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the fiscal year ended December 31, 1996 (the "Named Executive Officers") and
(iv) all directors and executive officers of the Company as a group (8 persons).


                                                                          PERCENTAGE OF            PERCENTAGE OF
                                 NUMBER OF SHARES(1)(2)                TOTAL CAPITAL STOCK       COMBINED CLASS A
                               -------------------------            -------------------------      COMMON STOCK,
                                                                                                  CLASS B COMMON     PERCENTAGE OF
                                                           COMMON                       COMMON   STOCK AND COMMON     TOTAL VOTING
            NAME                  CLASS A       CLASS B     STOCK   CLASS A   CLASS B   STOCK          STOCK             POWER
----------------------------  -----------     ---------   -------   -------   -------   ------  ------------------   -------------
   Anselmo Group
   Voting Trust(3)(4)(5)       40,459,432              --       --      100%       --       --                40.5%           49.2%
   Article VII Trust
    Created Under the
    Rene Anselmo Revocable
    Trust Dated June 10, 1994
     (3)(5)(16)                28,955,313              --       --     71.6%       --       --                29.0%           35.2%

   Mary Anselmo
    (3)(4)(5)(6)(16)           30,845,991              --       --     76.2%       --       --                30.8%           37.5%
   Frederick A.
   Landman(3)(4)(5)(7)(14)(16)  4,953,058              --   40,000     12.2%       --        *                 4.9%            6.0%
   Pier Landman(3)(5)(8)(l2)      540,176              --       --      1.3%       --       --                   *              *
   Reverge Anselmo
   (3)(4)(5)(9)(16)               678,031              --       --      1.7%       --       --                   *              *
   Lourdes Saralegui
    (3)(4)(5)(10)(14)(16)         374,099              --   30,000       *         --        *                   *              *
   Frederick A. Landman
   Irrevocable Trust(3)(5)(l2)  2,122,738              --       --      5.2%       --       --                 2.1%            2.6%
   Rissa Landman
    Trust(3)(5)(12)                94,534              --       --        *        --       --                   *              *
   Chloe Landman
   Trust(3)(5)(12)                 94,534              --       --        *        --       --                   *              *
   Rayce Anselmo Trust(3)(5)      756,271              --       --      1.8%       --       --                   *              *
   Patrick J. Costello(14)(15)         --              --   17,567       --        --        *                   *              *
   Robert A. Bednarek(14)              --              --   18,000       --        --        *                   *              *
   James W. Cuminale(14)               --              --   17,000       --        --        *                   *              *
   Lawrence W. Dam                     --              --    3,300       --        --        *                   *              *
   Guillermo Canedo White              --              --       --       --        --       --                  --              --
   Univisa Satellite
   Holdings, Inc.(13)                  --      40,459,431       --       --       100%      --                40.5%           49.2%

All executive officers
   and directors as a group
   (8 persons)                 40,459,432(11)          --  125,867      100%       --   *                     42.5%           49.2%

-----------------------
*   Less than 1%.

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this Proxy Statement. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after the date of the Proxy Statement are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2) Each share of Class A Common Stock and Class B Common Stock is convertible into one share of Common Stock.

(3) The address of such person is c/o PanAmSat Corporation, One Pickwick Plaza, Greenwich, Connecticut 06830.

(4) Mary Anselmo, Reverge Anselmo, Frederick A. Landman and Lourdes Saralegui are Joint Trustees under the Voting Trust which gives them voting, but not investment, power over all of the outstanding shares of Class A Common Stock. The term of the Voting Trust is perpetual. The Voting Trust Agreement grants to the Article VII Trust a right of first refusal to purchase the shares of holders of voting trust certificates under certain circumstances. Each of the Joint Trustees, in his or her capacity as such, may be deemed to be the beneficial owner of all the shares of Class A Common Stock held by the Voting Trust, but each Joint Trustee disclaims beneficial ownership of such shares, other than the shares held in the Voting Trust for his or her benefit.

(5) The shares of Class A Common Stock in the Voting Trust consist of (i) 28,955,313 shares held for the benefit of the Article VII Trust, (ii) 1,890,678 shares held for the benefit of Mary Anselmo, (iii) 678,031 shares held for the benefit of Reverge Anselmo, (iv) 540,176 shares held for the benefit of Pier

    Landman, (v) 756,271 shares held for the benefit of a trust for the benefit of one of Rene Anselmo's children (the Rayce Anselmo trust), for which Mary Anselmo and Patrick J. Costello are the co-trustees, (vi) 4,953,058 shares held for the benefit of Frederick A. Landman, (vii) 374,099 shares held for the benefit of Lourdes Saralegui, (viii) 189,068 shares held for the benefit of trusts for the benefit of Mr. Landman's minor children (the Rissa Landman Trust and Chloe Landman Trust) and (ix) 2,122,738 shares held by the Frederick A. Landman Irrevocable Trust for which Mary Anselmo and Patrick J. Costello are the co-trustees.

(6) The shares of Class A Common Stock shown to be owned by Ms. Anselmo include 28,955,313 shares owned by the Article VII Trust, for which Ms. Anselmo is a Joint Trustee and the principal beneficiary and for which Ms. Anselmo claims beneficial ownership, but does not include 756,271 shares held for the benefit of one of Ms. Anselmo's minor children (the Rayce Anselmo trust), for which Ms. Anselmo is the co-trustee and for which shares Ms. Anselmo disclaims beneficial ownership. The shares shown to be owned by Ms. Anselmo also exclude an additional 8,857,170 shares of Class A Common Stock included in the Voting Trust, as to which she disclaims beneficial ownership.

(7) The shares of Class A Common Stock shown to be owned by Mr. Landman do not include (i) 540,176 shares owned by Mr. Landman's former wife, Pier Landman,
    (ii) 189,068 shares owned by trusts for the benefit of Mr. Landman's minor children, (iii) 2,122,738 shares owned by the Frederick A. Landman Irrevocable Trust, and (iv) 28,955,313 shares held for the benefit of the
    Article VII Trust for which Mr. Landman is a trustee, with respect to all of which Mr. Landman disclaims beneficial ownership. The shares shown to be owned by Mr. Landman exclude an additional 3,699,079 shares of Class A Common Stock included in the Voting Trust, as to which he disclaims beneficial ownership.

(8) The shares of Class A Common Stock shown to be owned by Ms. Landman do not include (i) 189,068 shares held by trusts for Ms. Landman's minor children, for which Ms. Landman disclaims beneficial ownership, and (ii) 2,122,738 shares held by the Frederick A. Landman Irrevocable Trust, for which Ms. Landman is the principal beneficiary and for which she claims beneficial ownership to the extent of her pecuniary interest therein.

(9) The shares shown to be owned by Mr. Anselmo exclude (i) 28,955,313 shares held by the Article VII Trust, for which Mr. Anselmo is a Joint Trustee and
    (ii) an additional 10,826,088 shares of Class A Common Stock included in the Voting Trust, as to which he disclaims beneficial ownership.

(10) The shares shown to be owned by Ms. Saralegui exclude (i) 28,955,313 shares held for the benefit of the Article VII Trust for which Ms. Saralegui is a Joint Trustee and (ii) an additional 40,085,333 shares of Class A Common Stock included in the Voting Trust, as to which she disclaims beneficial ownership.

(11) These shares of Class A Common Stock are held in the Voting Trust.

(12) Pier Landman is the principal life time beneficiary of the Frederick A. Landman Irrevocable Trust and her children. Rissa Landman and Chloe Landman, are the remaindermen.

(13) The address of Univisa Satellite Holdings, Inc. is c/o Univisa, Inc., 2121 Avenue of the Stars, Suite 3300, Los Angeles, California 90067. USHI is a wholly owned subsidiary of Televisa.

(14) The shares of PAS Ordinary Common Stock shown to be owned by Mr. Landman, Ms. Saralegui, Mr. Costello, Mr. Bednarek and Mr. Cuminale include the following number of shares which are beneficially owned pursuant to the 1995 Stock Plan: 40,000 by Mr. Landman, 30,000 by Ms. Saralegui, 16,500 by Mr. Costello and 15,000 by each of Mr. Bednarek and Mr. Cuminale.

(15) The shares shown to be owned by Mr. Costello include 756,271 shares of Class A Common Stock held for the benefit of one of Ms. Anselmo's minor children (the Rayce Anselmo trust), for which Mr. Costello is the co-trustee and for which shares Mr. Costello disclaims beneficial ownership.

(16) Mary Anselmo, Reverge Anselmo, Frederick A. Landman and Lourdes Saralegui are joint trustees (the "Joint Trustees") under the Article VII Trust created under the Rene Anselmo Revocable Trust dated June 10, 1994 ("the
     Article VII Trust"), which was created by Rene Anselmo (the former Chairman of the Board and Chief Executive Officer of PanAmSat), and succeeded to all of the stock owned by Rene Anselmo on the date of his death; Mrs. Anselmo has sole power to require or prohibit the sale of the shares owned by the trust.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and holders of more than 10% of any class of the Company's securities registered under the Exchange Act ("10% Holders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of these reports. Based on the Company's review of such reports received by it, the Company believes that during the year ended December 31, 1996, its officers and directors and 10% Holders, with the exception of Patrick J. Costello who filed his Form 5 approximately six weeks late indicating his receipt on April 22, 1996 of options to purchase 7,500 shares of Common Stock at $28.75 per share and his purchase of 1,067 shares of Common Stock on November 6, 1996 at $30, complied with all applicable Section 16(a) filing requirements on a timely basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          PanAmSat has various satellite service agreements with Televisa and its affiliates. Pursuant to these agreements, PanAmSat received payments in the nine months ended September 30, 1996 aggregating $6.7 million, relating to satellite services provided by the PAS-1 and PAS-3 satellites. At September 30, 1996, approximately $195 million of PanAmSat's expected future cash payments from the PAS-I and PAS-3 satellites were represented by long-term arrangements with Televisa and its affiliates.

          PanAmSat previously was committed to purchase several million dollars' worth of equipment in connection with a DTH joint venture to be formed by PanAmSat and Televisa pursuant to the Original MOU. This commitment was canceled by PanAmSat pursuant to the Revised MOU and any costs associated with this termination have been reimbursed by Televisa under a separate indemnification agreement.

          In November 1995, PanAmSat announced that it would serve as a satellite service provider for the Latin America DTH service to be offered by Globo, Televisa, News Corp. and TCI. PanAmSat signed the 1996 Letter Agreement to provide service to the Latin America JVs on 48 transponders ultimately on PAS-5 and PAS-6, with temporary service on PAS-3 pending the commencement of service on PAS-6. Under the 1996 Letter Agreement, Globo, Televisa and News Corp. have agreed to proportionally guarantee 100% of the fees for transponder services to the Latin America JVs. These guarantee obligations may be assigned to TCI and, with PanAmSat's prior written consent, to new equity participants in the Latin America JVs. PanAmSat will receive minimum service fees equivalent to PanAmSat's estimate of the cost per transponder to PanAmSat of designing, launching, operating and insuring each satellite for transponders used by the Latin America JVs. PanAmSat also will receive additional revenue based on subscriber revenues of the Latin America JVs above a certain threshold, except that the transponders that will be used by the Latin America JV operating in Brazil will be charged on a fixed fee basis. The 1996 Letter Agreement also contemplates that three separate full-scale transponder agreements will be entered into for the regions of (i) Brazil, (ii) Mexico and (iii) Latin America (not including Brazil and Mexico) and, with respect to Spanish and/or Portuguese language programming, the United States, Canada and Puerto Rico. The Brazil Transponder Agreement has been entered into with respect to 12 transponders on PAS-6 for Brazil, while the 1996 Letter Agreement remains in force as to the remaining 24 transponders on PAS-6 and 12 transponders on PAS-5 for the other regions. Execution of full-scale transponder agreements for the other two regions is subject to negotiation and no assurance can be given that such full-scale transponder agreements will be executed. The 1996 Letter Agreement and the Brazil Transponder Agreement provide for minimum payments over their respective terms of approximately $1.3 billion, depending upon the actual useful life of the satellites in question, their predicted performance and their in-service dates. On cost-based transponders, PanAmSat will also be eligible to receive revenue sharing from the Latin America JVs.

          Pursuant to the Original MOU, PanAmSat and Televisa intended to establish and operate a Ku-band digital DTH satellite broadcasting business serving Latin America. The Original MOU was terminated and superseded by the Revised MOU, except with respect to the indemnification obligations described above. Pursuant to the Revised MOU and certain oral agreements in principle with Televisa, PanAmSat has DTH Options to purchase equity in certain of the Latin America JVs and the Spain Joint Venture. PanAmSat, Televisa and S Company have entered into the DTH Option Purchase Agreement whereby after the Share Repurchase, PanAmSat will sell the DTH Options to either Televisa, S Company and/or their designees for a purchase price of $225 million. The closing of the DTH Sale will occur substantially concurrently with receipt by S Company of the consideration to be paid by New PanAmSat in connection with the Univisa Contribution. PanAmSat has received the written opinion of Salomon Brothers, PanAmSat's financial advisor, to the effect that as of September 19, 1996 and based upon and subject to the qualifications described therein, the consideration to be received by PanAmSat for the sale of the DTH Options represents fair value to PanAmSat for the DTH Options from a financial point of view.

          On September 20, 1996, PanAmSat agreed to provide Televisa Spain transponder capacity on five Ku-band transponders on PAS-3, at least three of which will be used to deliver television services to Spain, which may include DTH services. The transponder service fees reflect market rates. The Spain Transponder Agreement is unaffected by the DTH sale.

          The law firm of Ivey, Barnum & O'Mara, of which James W. Cuminale, Senior Vice President and General Counsel of PanAmSat, was a partner, provided certain legal services to PanAmSat and received nominal fees from PanAmSat during the fiscal year ended December 31, 1995.

          The communications engineering consulting firm of Rubin, Bednarek & Associates, of which Robert A. Bednarek, Senior Vice President, Engineering and Operations, of PanAmSat, was a principal during 1995, provides engineering and technical services to PanAmSat and received fees from PanAmSat of approximately $1.4 million for the fiscal year ended December 31, 1995. Mr. Bednarek terminated his association with Rubin, Bednarek & Associates as of December 31, 1995.

          Between 1992 and March 2, 1995, PanAmSat operated as the Partnership and prior to 1992 as a sole proprietorship and through other forms of organization. On March 2, 1995, pursuant to an amended Exchange and Subscription Agreement and Plan of Reorganization, PanAmSat, the Partnership and its partners consummated the Conversion. In March 1995, in connection with the Conversion, the Partnership granted to Lourdes Saralegui, Executive Vice President of PanAmSat, a 43% limited partnership interest in the Partnership and Ms. Saralegui became a limited partner of the Partnership. Concurrently with such transaction, the Anselmo Group contributed to the Partnership a limited partnership interest in the Partnership in like amount. Any income tax deduction in an amount which does not exceed $50 million in value which is available to the Partnership as a result of such transaction has been specially allocated to the Anselmo Group.

          The Company believes that each of the transactions described above was on terms at least as favorable to PanAmSat as could be expected by third parties.

          As part of the Conversion, in connection with the merger of a company controlled by the late Rene Anselmo into the Company, Mr. Anselmo and Frederick
A. Landman have jointly and severally indemnified the Company against undisclosed liabilities of that company. In addition, in connection with the Conversion, the Company assumed the phantom stock plans of that company. In connection with the termination of the plans by the Company, Messrs. Costello and Bednarek received cash payments aggregating approximately $964,000 during fiscal 1995.

          Prior to the Conversion, quarterly distributions of the Partnership were required for income taxes for each year that the Partnership had taxable income. Such distributions were calculated using the highest effective combined U.S. federal, state, local and foreign tax rate that was imposed on any partner which was a U.S. person with respect to such partner's allocable share of taxable income of the Partnership for such taxable year. The Partnership Agreement of the Partnership provided that the tax distribution for each taxable year was to be reasonably estimated by the Managing Committee of the Partnership. If the required tax distribution for a taxable year was greater or less than the aggregate of the estimated amounts so distributed by the Partnership, the Partnership was obligated to distribute the excess to the partners, or the partners were obligated to contribute the deficiency to the Partnership, in proportion to their percentage interests. There were no such tax distributions for the year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A)  1.  FINANCIAL STATEMENTS

                    See Index to Financial Statements on Page 41.

          2.           FINANCIAL STATEMENT SCHEDULES

          Financial Statement schedules are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

       (B)  REPORTS ON FORM 8-K
            -------------------

          During the last quarter of fiscal 1996, the Company did not file any Reports on Form 8-K with the Securities and Exchange Commission.

(C)            EXHIBITS
               --------
                    2.1  Exchange and Subscription Agreement and Plan of Reorganization, dated as of October 5, 1994./3/
                    2.2  Amendment No. 1 to Exchange and Subscription Agreement and Plan of Reorganization, dated as of February
                         28, 1995./7/
                    2.3  Agreement and Plan of Reorganization, dated as of September 20, 1996, among Hughes Communications, Inc.,
                         Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Hughes Communications
                         Services, Inc., Hughes Communications Carrier Services, Inc., Hughes Communications Japan, Inc., the
                         Registrant and PanAmSat./15/
                    2.4  Stock Contribution and Exchange Agreement, dated September 20, 1996, among Grupo Televisa, S.A., Satellite
                         Company, LLC, the Registrant and Hughes Communications, Inc./15/
                    3.1  Amended and Restated Certification of Incorporation of the Registrant./11/
                    3.2  By-Laws of the Registrant./2/
                    4.1  Indenture (including form of note) among PanAmSat, L.P., PanAmSat Capital Corporation and First Trust
                         National Association, as Trustee, relating to the 9 3/4% Senior Secured Notes due 2000, dated as of August
                         5, 1993./3/
                    4.2  Indenture (including form of note) among PanAmSat, L.P., PanAmSat Capital Corporation and United States
                         Trust Company of New York, as Trustee, relating to the 11 3/8% Senior Subordinated Discount Notes due
                         2003, dated as of August 5, 1993./3/
                    4.3  Pledge Agreement by PanAmSat, L.P., in favor of First Trust National Association, dated as of August 5,
                         1993./3/
                    4.4  Security Agreement between First Trust National Association and PanAmSat, L.P., dated as of August 5,
                         1993./3/
                    4.5  Escrow and Disbursement Agreement among The Chase Manhattan Bank of Connecticut, N.A., First Trust
                         National Association, United States Trust Company of New York, PanAmSat L.P. and PanAmSat Capital
                         Corporation, dated as of August 5, 1993./3/

4.6 Mortgage Deed of PanAmSat, L.P. to First Trust National Association, as Trustee dated July 27, 1993./3/

4.7 First Supplemental Indenture among PanAmSat, L.P., PanAmSat Capital Corporation, PanAmSat Licensee Corp. and First Trust National Association, Trustee, dated as of February 2, 1994, relating to the 9 3/4% Senior Secured Notes due 2000./3/

4.8 First Supplemental Indenture among PanAmSat, L.P., PanAmSat Capital Corporation, PanAmSat Corporation and United States Trust Company of New York, as Trustee, dated as of February 28, 1995 relating to the 11 3/8% Senior Subordinated Discount Notes due 2003./3/

4.9 Second Supplemental Indenture among PanAmSat, L.P., PanAmSat Capital Corporation, PanAmSat Corporation and First Trust National Association, as Trustee, dated as of February 28, 1995, relating to the 9 3/4% Senior Secured Notes due 2000./6/


4.10 Form of Indenture (including form of Exchange Debenture) between PanAmSat Corporation and The First National Bank of Boston, as Trustee, relating to the 12 3/4% Senior Subordinated Notes due 2005./8/

4.11 Certificate of Designation of the 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock./8/

9       Voting Trust Agreement./1/

10.1.1 Letter Agreement between Hughes Aircraft Company and PanAmSat, L.P. dated December 22, 1992. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 28, 1993.)/4/

10.1.2 Letter of Intent by Hughes Aircraft Company dated November 4, 1991 addressed to Alpha Lyracom Space Communications, Inc., a predecessor to PanAmSat, L.P./4/

10.1.3 Amendment No. 2, dated January 14, 1994, to the Satellite Purchase Contract, dated as of November 3, 1991, as amended, between Hughes Aircraft Company and PanAmSat, L.P., a successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated June 9, 1994.)/5/

10.1.4 Amendment No. 3 to the Satellite Purchase Contract. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated June 9, 1994.)/4/

10.1.5 Letter Amendment, dated as of September 7, 1993, to the PAS-3 and PAS-4 Satellite Purchase Contract./2/

10.1.6 Amendment No. 5, executed September 15, 1994, to the Satellite Purchase Contract./2/

10.1.7 Letter Agreement dated as of August 19, 1993 by and between Hughes Aircraft Company and PanAmSat, L.P. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated June 9, 1994.)/5/

10.1.8 Amendment, dated December 14, 1993 to the Letter Agreement. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated June 9, 1994.)/5/

10.1.9  Intentionally omitted.

10.1.10 Satellite Purchase Contract Security Agreement dated as of March 14, 1993 between Hughes Aircraft Company and PanAmSat, L.P./4/

10.1.11 Satellite Purchase Contracts Security Agreement dated as of March 22, 1994, between Hughes Aircraft Company and PanAmSat, L.P./2/

10.1.12 Satellite Purchase Contracts Security Agreement dated as of July 12, 1994, between Hughes Aircraft Company and PanAmSat, L.P./2/

10.1.13 PAS-2 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat, L.P. entered into as of November 2, 1991. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated December 9, 1994.)/2/

10.1.14 PAS-3 and PAS-4 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat, L.P. entered into as of January 4, 1993. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated December 9, 1994.)/2/

10.1.15 Amendment Number 1 to the PAS-3 and PAS-4 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat, L.P. entered into August 9, 1993. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated December 9, 1994.)/2/

10.2.1 Launch Services Agreement dated as of June 5, 1992, as amended, between Arianespace S.A. and PanAmSat, L.P., a successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 28, 1993.)/4/

10.2.2  Side Letter dated June 5, 1992 between Arianespace and PanAmSat, L.P./4/

10.2.3  Amendment to the Launch Services Agreement dated December 9, 1992./4/

10.2.4 Amendment No. 3, dated July 7, 1993, to the Launch Services Agreement dated as of June 5, 1992, as amended, between Arianespace S.A. and PanAmSat, L.P. a successor to Alpha Lyracom Space
        Communications, Inc./5/

10.2.5 Amendment No. 5, dated December 16, 1993, to the Launch Services Agreement. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated June 9, 1994.)/4/

10.2.6 Side Letter No. 2, dated December 16, 1993, to the Launch Services Agreement between Arianespace S.A. and PanAmSat, L.P. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated June 9, 1994.)/5/

10.2.7  Intentionally omitted.

10.2.8 Amendment No. 4 to Launch Services Agreement No. 92.5.930, executed August 13, 1993. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated December 9, 1994.)/2/

10.3.1 Service Agreement, dated as of October 26, 1988 between Eurovisa B.V. and PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 28, 1993.)/4/

10.3.2 Assignment dated July 31, 1989 by Eurovisa B.V. to Televisa, S.A. of its rights in the October 26, 1988 Service Agreement between Eurovisa and Alpha Lyracom Space Communications, Inc./4/

10.3.3 Letter dated March 16, 1990 from Televisa S.A. and Eurovisa B.V. to PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 28, 1993.)/4/

10.3.4 Letter dated June 18, 1991 from PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc., regarding operational requirements for television transmission via PAS-1./4/

10.3.5 Amendment to Service Agreement dated as of November 18, 1991 between Eurovisa B.V. and PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 28, 1993.)/4/

10.4.1 Service Agreement dated as of February 9, 1990 between Televisa, S.A. and PanAmSat, L.P., successor to Alpha Lyracom Space Communications, Inc. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 28, 1993.)/4/

10.4.2 Letter dated March 19, 1990 from Alpha Lyracom Space Communications confirming uplink service to Televisa, S.A. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 28, 1993.)/4/

10.4.3 Letter dated May 18, 1990 from Televisa, S.A. to Alpha Lyracom Space Communications, Inc., advising that Televisa will not be exercising its option to provide uplink equipment to Alpha Lyracom./4/

10.5    Intentionally omitted.

10.6    PanAmSat Long-Term Stock Investment Plan./6/*

10.7.1 Amended and Restated Contract between PanAmSat Corporation and Space Systems/Loral, Inc. for PanAmSat Program, dated May 2, 1996. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 23, 1996.)/12/

10.7.2 Memorandum of Understanding between the Company and Space System/Loral, Inc. effective August 1, 1995. (Portion of this Exhibit has been omitted pursuant to an order granting confidential treatment dated September 15, 1995.)10

10.8 Form of Indemnification Agreement between the Company and its directors and executive officers./1/*

10.9 Agreement for the launching into Geostationary Transfer Orbit of the PanAmSat 3R Satellite by an Ariane Launch Vehicle between PanAmSat, L.P. and Arianespace, executed on February 28, 1995. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated April 10, 1995.)/6/

10.10.1 Launch Services Agreement between Lockheed-Khrunichev-Energia International, Inc. and PanAmSat, L.P., effective November 14, 1994. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated April 10, 1995.)/6/

10.10.2 First Amendment to Launch Services Agreement, dated March 30, 1995, between the Company and Lockheed-Khrunichev-Energia International, Inc. (Portions of this Exhibit have been omitted pursuant to an order granting confidential treatment dated September 15, 1995.)/10/

10.10.3 Second Amendment to Launch Services Agreement, dated June 9, 1995. (Portions of this Exhibit have been omitted pursuant to an order granting confidential treatment dated September 15, 1995.)/10/

10.10.4 Amendment Number 3 to Launch Services Agreement No. 9411-002, dated August 23, 1996, between Lockheed-Khrunichev-Energia International, Inc. and PanAmSat. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated January 6, 1997.)/15/

10.11.1 Employment and Non-Compete Agreement between PanAmSat, Inc. and Frederick A. Landman, dated as of December 31, 1992./6/*

10.11.2 Amendment No. 1 to the Employment and Non-Compete Agreement between PanAmSat, Inc. and Frederick A. Landman./7/*

10.11.3 Employment Agreement between the Company and Robert A. Bednarek, dated as of June 6, 1995./9/*

10.11.4  PanAmSat Corporation Severance Pay Plan, effective as of
         May 1,1996./14/*

10.11.5 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Frederick A. Landman./14/*

10.11.6 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Lourdes Saralegui./14/*

10.11.7 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Robert A. Bednarek./14/*

10.11.8 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and Patrick J. Costello./14/*

10.11.9 Agreement entered into as of May 15, 1996, between PanAmSat Corporation and James W. Cuminale./14/*

10.11.10 Intentionally omitted.

10.11.11 Form of letter agreement regarding the termination of the interest of certain executive officers in the Company's phantom stock plan./12/*

10.12.1 Agreement for the launching into Geostationary Transfer Orbit of the PanAmSat 5 Satellite by an Ariane Launch Vehicle between PanAmSat, L.P. and Arianespace, executed November 21, 1994. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated April 10, 1995.)/7/

10.12.2 Amendment No. 1 to the Agreement for the launching into Geostationary Transfer Orbit of the PanAmSat /6/ Satellite by an Ariane Launch Vehicle between the Company and Arianespace, executed May 1995. (Portions of this Exhibit have been omitted pursuant to an order granting confidential treatment dated September 15, 1995.)/10 /

10.12.3 Agreement for the Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, executed as of December 20, 1995. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 23, 1996.)/12/

10.12.4 Side letter executed as of December 20, 1995, to the Agreement for Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated July 23, 1996.)/12/

10.12.5 Amendment No. 1, entered into as of April 29, 1996, to the Launch Services Agreement No. 95.5.933 between Arianespace S.A. and PanAmSat Corporation./12/

10.12.6 Amendment No. 2 to Agreement for Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, dated December 31, 1996, between PanAmSat and Arianespace S.A. (Portions of this exhibit have been omitted subject to a request for confidential treatment submitted to the Securities and Exchange Commission.)/+/

10.12.7 Amendment No. 2, entered into as of April 29, 1996, to the Launch Services Agreement No. 94.5.918 between Arianespace S.A. and PanAmSat, L.P., a predecessor to PanAmSat Corporation./12/

10.12.8 Amendment No. 3 to Agreement for the Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle, No. 94.5.918, dated December 31, 1996, between PanAmSat and Arianespace S.A. (Portions of this exhibit have been omitted subject to a request for confidential treatment submitted to the Securities and Exchange Commission.)/+/

10.13.1 DTH System in Latin America Memorandum of Understanding between Grupo Televisa, S.A. and the Company, dated as of March 27, 1995. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated April 10, 1995.)/7/

10.13.2 DTH Option Purchase Agreement, dated September 20, 1996, between PanAmSat, Grupo Televisa, S.A. and Satellite Company, LLC./15/

10.13.3 Revised DTH System in Latin America Memorandum of Understanding, dated as of September 20, 1996, between PanAmSat and Grupo Televisa, S.A./15/

10.14.1 Satellite Purchase Contract between Hughes Aircraft Company and PanAmSat Corporation entered into as of March 31, 1995. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated April 10, 1995.)/8/

10.14.2 Amendment No. 1 to Satellite Purchase Contract, dated as of September 3, 1996, between Hughes Aircraft Company and PanAmSat. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated January 6, 1997.)/15/

10.16 Full-Time Transponder Service Agreement From PAS-3 (European Beam), dated as of September 20, 1996, between PanAmSat and Televisa, S.A. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated January 6, 1997.)/15/

10.17.1 Letter Agreement among the News Corporation Limited, Globo Participacoes, Ltd., Grupo Televisa, S.A., and PanAmSat entered into February 29, 1996. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated August 8, 1996.)/13/

10.17.2 Amendment to Letter Agreement, dated November 4, 1996, among The News Corporation Limited, Globo Participacoes, Ltd., Grupo Televisa, S.A., and PanAmSat./+/

10.18 Transponder Purchase and Sale Agreement, dated as of June 26, 1996, between PanAmSat and Net Sat Servicos Ltda. (Portions of this exhibit have been omitted pursuant to an order granting confidential treatment dated February 3, 1997.)/16/

21       Subsidiaries of the Registrant./+/

24.1     Powers of Attorney./+/

________________

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

9 Filed with the Securities and Exchange Commission as an Exhibit Registration Statement No. 33-95396 on August 4, 1995.

10 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to Registration Statement No. 33-95396 on August 17, 1995.

11 Filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 3 to Registration Statement No. 33-95396 on September 18, 1995.

12 Filed with the Securities and Exchange Commission as an Exhibit to PanAmSat's Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

13 Filed with the Securities and Exchange Commission as an Exhibit to PanAmSat's Form 10-Q/A for the quarter ended March 31, 1996 and incorporated herein by reference.

14 Filed with the Securities and Exchange Commission as an Exhibit to PanAmSat's 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

15 Filed with the Securities and Exchange Commission as an Exhibit to PanAmSat's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

16 Filed with the Securities Exchange Commission as an Exhibit to Net Sat Servicos Ltda.'s Registration Statement No. 333-6318 on January 21, 1997 and incorporated herein by reference.

_______________

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


                                 PANAMSAT CORPORATION

                                 By:  /s/ Patrick J.  Costello
                                      ------------------------
                                      Patrick J.  Costello
                                      Chief Financial Officer


                                 PANAMSAT CAPITAL CORPORATION

                                 By:  /s/ Patrick J.  Costello
                                      ------------------------
                                      Patrick J.  Costello
                                      Chief Financial Officer

  March 31 , 1997

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                            Title                      Date
---------------------------  ---------------------------------  ----------------
/s/ Frederick A. Landman*    President and Chief Executive      March  31 , 1997
---------------------------   Officer and Director
Frederick A.  Landman


/s/ Lourdes Saralegui*       Executive Vice President and       March   31, 1997
---------------------------   Director
Lourdes Saralegui


/s/ Patrick J. Costello      Chief Financial Officer            March  31, 1997
---------------------------   (Principal Financial and
Patrick J. Costello           Accounting Officer) and
                               Director


/s/ Lawrence W. Dam*         Director                           March 31, 1997
--------------------------
Lawrence W. Dam



/s/                          Director                           March 31, 1997
--------------------------
Guillermo Canedo White



*By:  /s/ Patrick J. Costello
      -----------------------
      (Patrick Costello,
      Attorney-in-Fact)