Form 10-Q
period 1997-03-31
PANAMSAT CORP
filed 1997-05-09
CIK 931134

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


As of March 31, 1997, an aggregate of 19,092,757 shares of the Company's Common Stock, 21,459,432 shares of the Company's Class A Common Stock and 40,459,431 shares of the Company's Class B Common Stock were outstanding.

                              PanAmSat Corporation
                      For the Quarter Ended March 31, 1997

                         PART I - FINANCIAL INFORMATION



ITEM 1 - Financial Statements

Balance Sheets, March 31, 1997 (unaudited) and December 31, 1996.

Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (unaudited).

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (unaudited).

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

                              PanAmSat Corporation
                                 BALANCE SHEETS


                                            March 31, 1997     December 31,1996
                                          -----------------    -----------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $4,568,758           $1,453,055
 Accounts receivable, less
   allowance for doubtful
   accounts of $200,000                        11,278,380           10,235,520
 Prepaid expenses and other
   current assets                               5,844,142            8,228,455
                                          -----------------    -----------------
TOTAL CURRENT ASSETS                           21,691,280           19,917,030

SATELLITES AND OTHER PROPERTY
  AND EQUIPMENT, AT COST                      868,594,627          864,683,595

Less: Accumulated Depreciation
  and Amortization                           (153,839,495)        (138,091,220)
                                          -----------------    -----------------
                                              714,755,132          726,592,375

MARKETABLE SECURITIES                         375,581,803          379,178,538

SATELLITE SYSTEMS UNDER
  DEVELOPMENT                                 540,518,744          479,748,974

DEBT ISSUANCE COSTS (Net of
  amortization)                                 8,964,115            9,454,276

OTHER ASSETS                                      477,363              472,166
                                          -----------------    -----------------

TOTAL ASSETS                               $1,661,988,437       $1,615,363,359
                                          =================    =================

                              PanAmSat Corporation
                          BALANCE SHEETS - (continued)


                                        March 31, 1997        December 31, 1996
                                      ------------------     -------------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt          $4,271,010              $4,166,778
 Accounts payable                            1,928,357               2,318,877
 Accrued interest                            2,843,750               7,109,375
 Accrued liabilities and taxes              10,067,717               6,656,741
 Deferred revenue                           11,159,391               8,423,704
                                      ------------------     -------------------
TOTAL CURRENT LIABILITIES                   30,270,225              28,675,475

LONG-TERM DEBT                             635,701,943             626,009,539

DEFERRED INCOME TAXES                       72,952,702              61,631,004

DEFERRED REVENUE                            71,276,797              71,920,802

OTHER LIABILITIES                              642,934                 687,934
                                      ------------------     -------------------
TOTAL LIABILITIES                          810,844,601             788,924,754
                                      ------------------     -------------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4%
 Mandatorily Exchangeable Senior
 Redeemable Preferred Stock,
 $0.01 par value, 20,000,000 shares
 authorized, 341,843 shares issued
 and outstanding 9,080 shares for
 accrued dividends                         340,199,811             329,070,909
                                      ------------------     -------------------

STOCKHOLDERS' EQUITY:
 Class A Common Stock, $0.01 par
  value 100,000,000 shares
  authorized, 40,459,432 shares
  issued and outstanding                       404,594                 404,594
 Class B Common Stock, $.01 par
  value, 100,000,000 shares
  authorized, 40,459,431 shares
  issued and outstanding                       404,594                 404,594
 Common Stock, $0.01 par value,
  400,000,000 shares authorized,
  19,092,757 shares issued and
  outstanding                                  190,928                 190,891
 Additional paid-in-capital                477,612,859             477,505,039
 Retained earnings                          32,331,050              18,862,578
                                      ------------------     -------------------
Total Stockholders' Equity                 510,944,025             497,367,696
                                      ------------------     -------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,661,988,437          $1,615,363,359
                                      ==================     ===================

                              PanAmSat Corporation
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996

                                       March 31, 1997          March 31, 1996
                                     -------------------     -------------------
REVENUES:
  Unaffiliated parties                $72,116,025                  $48,747,501
  Related parties                       3,140,392                    1,675,624
                                     -------------------     -------------------
                                       75,256,417                   50,423,125
OPERATING EXPENSES:
  Direct expenses-service agreements    3,747,503                    1,411,462
  Sales and marketing                   3,094,070                    3,024,931
  Engineering and technical services    4,516,228                    3,471,471
  General and administrative            7,604,926                    5,937,092
  Depreciation and amortization        16,207,846                   13,250,319
  Reorganization costs                    675,392                         -
                                     -------------------     -------------------
                                       35,845,965                   27,095,275
                                     -------------------     -------------------
  INCOME FROM OPERATIONS               39,410,452                   23,327,850

INTEREST INCOME                        (5,276,177)                  (6,559,856)
INTEREST EXPENSE                        2,886,426                    7,070,519
                                     -------------------     -------------------
  INCOME BEFORE INCOME TAXES           41,800,203                   22,817,187

INCOME TAXES                           17,202,829                    9,175,000
                                     -------------------     -------------------

  NET INCOME                          $24,597,374                  $13,642,187
                                     -------------------     -------------------

  PREFERRED STOCK DIVIDEND             11,128,902                    9,827,869
                                     -------------------     -------------------

  NET INCOME TO COMMON SHARES         $13,468,472                   $3,814,318
                                     ===================     ===================

  EARNINGS PER COMMON SHARE                 $0.13                        $0.04
                                     ===================     ===================

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                         100,419,751                  100,382,104
                                     ===================     ===================

                              PanAmSat Corporation
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996


                                                    March 31, 1997           March 31, 1996
                                                  ------------------      ------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                           $24,597,374             $13,642,187
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                        16,207,846              13,250,319
  Deferred income taxes                                11,321,698               6,112,000
  Accretion of interest on senior
   subordinated discount notes                         10,800,050               9,672,121
  Accretion of interest on marketable securities       (1,423,252)             (1,554,688)
  Interest expense capitalized                        (13,891,634)             (8,474,069)
  Compensation expense on exercise of employee
   stock options                                          107,858                  -
  Changes in assets and liabilities:
   Increase in accounts receivable                     (1,042,860)             (4,027,333)
   Decrease in prepaid expenses and other current
    assets                                              2,384,313                 565,988
   Decrease in accounts payable                          (390,520)                (89,701)
   Decrease in accrued interest                        (4,265,625)             (4,090,625)
   Increase (decrease) in accrued liabilities
     and taxes                                          3,410,975             (1,627,292)
   Increase in deferred revenue                         2,091,682               3,170,995
   Decrease in other liabilities                          (45,000)                (45,000)
                                                  ------------------      ------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES          49,862,905              26,504,902
                                                  ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment               (3,880,442)             (3,469,107)
 Expenditures for satellite systems under
  development                                         (46,878,136)            (90,744,639)
 Proceeds from maturity of marketable securities        5,019,987              66,925,709
 Increase in other assets                                  (5,197)                 -
                                                  ------------------      ------------------
  NET CASH USED IN INVESTING ACTIVITIES               (45,743,788)            (27,288,037)
                                                  ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                          (1,003,414)               (791,650)
                                                  ------------------      ------------------
  NET CASH USED IN FINANCING ACTIVITIES                (1,003,414)               (791,650)
                                                  ------------------      ------------------

  NET INCREASE [DECREASE] IN CASH AND
    CASH EQUIVALENTS                                    3,115,703             (1,574,785)

 CASH AND EQUIVALENTS, beginning of period              1,453,055              13,562,113
                                                  ------------------      ------------------
 CASH AND EQUIVALENTS, end of period                  $ 4,568,758             $11,987,328
                                                  ==================      ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                           $ 3,852,925             $ 5,005,169
                                                  ==================      ==================
 Cash paid for interest                               $10,243,634             $11,161,144
                                                  ==================      ==================
 Cash paid for taxes                                    $ 729,800                   -
                                                  ==================      ==================

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS


(1) Principles of Presentation.

     On March 2, 1995, pursuant to the amended Exchange and Subscription Agreement and Plan of Reorganization, PanAmSat Corporation, (the "Company"), PanAmSat L.P. (the "Partnership") and its partners consummated various transactions (the "Conversion") whereby the Company acquired the Partnership and converted it to corporate form. In connection therewith,
     (i) Rene Anselmo and affiliated persons and entities (the "Anselmo Group") exchanged their interests in the Partnership for shares of Class A Common Stock, representing approximately 49.66% of the outstanding common stock of the Company, (ii) Univisa Satellite Holdings, Inc.("Univisa") exchanged its interest in the Partnership for shares of Class B Common Stock, representing approximately 50.15% of the outstanding common stock of the Company and (iii) a partner of the Partnership exchanged his interest in the Partnership for shares of common stock, representing approximately 0.19% of the outstanding common stock of the Company. The Amended and Restated Certificate of Incorporation of the Company provides, among other things, that holders of the Class A Common Stock will have the right to elect the majority of the members of the Company's board of directors and the Anselmo Group and Univisa with a veto over certain extraordinary transactions of the Company. On April 21, 1995, the Company completed the sale of 275,000 shares of Preferred Stock in a public offering and received net proceeds of approximately $262 million. On September 27, 1995 the Company completed an initial public offering of 18,920,000 shares of Common Stock, including 4,595,676 shares held by certain selling stockholders, and received net proceeds of approximately $229 million.

     The interim unaudited Financial Statements should be read in conjunction with the audited Financial Statements and the notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (Commission File Number 33-63284) (the "Annual Form 10-K"). The balance sheet as of March 31, 1997, and the related statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three month periods ended March 31, 1997 and 1996 have been made. The accounting policies followed during the interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Form 10-K. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

(2) Income Taxes.

     Substantially all of the difference between the Company's book income from operations and taxable income for the three months ended March 31, 1997 and 1996 is attributable to the difference in depreciation for tax and financial reporting purposes and certain deposits, and, in 1997, the permanent difference created by certain expenditures incurred in connection with the Company's Agreement and Plan of Reorganization (see Note 4).

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(3) Satellite Capacity for DTH Services.

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

     On September 20, 1996, the Company entered into an agreement with Televisa S.A. de C.V., an affiliate of Televisa, to provide transponder service on up to five PAS-3 Ku-band transponders, at least three of which will be used for distribution of television services in Spain, which may include DTH services. The service fees reflect market rates. This agreement superseded a verbal agreement in principle with Televisa whereby the Company and Televisa had intended to form a joint venture to offer DTH services in the Iberian Peninsula.

     Concurrently with the Combination (see Note 4) and immediately following the Univisa Contribution, 7.5 million shares of New PanAmSat common stock received by Satellite Company, L.L.C., a Nevada limited liability company ("S Company") and a subsidiary of Televisa, in connection with the Univisa Contribution will be repurchased by New PanAmSat for $225 million. Following such repurchase, either Televisa, S Company and/or their designees will purchase for $225 million all of PanAmSat's rights to purchase from Televisa equity interests in certain joint ventures to be formed to offer DTH services in Latin America and the Iberian Peninsula.

(4) Agreement and Plan of Reorganization.

     On September 20, 1996 (the "Announcement Date"), the Company and Hughes Electronics Corporation ("Hughes") announced their agreement to combine their respective satellite service operations (the "Combination") into a new publicly held company ("New PanAmSat"). Under the terms of the Agreement and Plan of Reorganization that was entered into on the Announcement Date, the Galaxy Business

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


     of Hughes will be combined with the Company to form New PanAmSat. Holders of PanAmSat Common Stock and Class A Common Stock will have three options to receive payment with respect to their outstanding shares: (a) one half share of common stock of New PanAmSat and $15 in cash, (b) one share of common stock of New PanAmSat (subject to proration, as applicable), or (c) $30 in cash (subject to proration, as applicable). The maximum cash consideration to be paid to the Company's direct and indirect stockholders will be equal to $15 multiplied by the number of shares of Common Stock outstanding and Hughes may elect to limit the number of shares of New PanAmSat Stock issued to one-half of the number of shares of PanAmSat Common Stock outstanding at the time. Immediately after the Combination, Hughes will own 71.5% of New PanAmSat unless the Company's direct and indirect stockholders request more shares of New PanAmSat Common Stock than cash and New PanAmSat permits additional shares of its common stock to be issued in lieu of cash to the Company's direct and indirect stockholders. In a separate but related transaction, New PanAmSat will acquire all of the outstanding shares of Univisa, Inc., the indirect holder of all of the Class B Common Stock of the Company, for consideration that is equal in amount and form (subject to proration, as applicable) to the consideration payable on account of each share of PanAmSat Common Stock and Class A Common Stock (the "Univisa Contribution"). Assuming that New PanAmSat pays half stock and half cash as consideration in the Combination and the Univisa Contribution, immediately after the Combination, Hughes will own 71.5% of New PanAmSat, unless the Company's direct and indirect stockholders request more shares of New PanAmSat Common Stock than cash and New PanAmSat permits additional shares of its common stock to be issued in lieu of cash to the Company's direct and indirect stockholders.

     In connection with the above transactions, the Company has incurred certain professional and advisory fees totaling $5.4 million through March 31, 1997. Of this total, $4.8 million was recognized during 1996. The Company expects these fees will aggregate approximately $20 million, with the majority of the remaining fees payable upon the successful completion of the Combination. The Reorganization Agreement includes termination provisions which require that, in the event that the Reorganization Agreement is terminated by the Company, and the Company consummates or agrees to consummate certain business combination transactions, PanAmSat will pay $80 million to Hughes Communications, Inc.

     In November 1996, filings were made by the parties pursuant to relevant U.S. antitrust laws. The specified waiting periods thereunder expired without a Request for Additional Information by the applicable federal agencies. No antitrust approvals are required. In October 1996, the parties filed applications with the Federal Communications Commission ("FCC") requesting approval of the Combination. The FCC granted these applications in April 1997 and the applicable appeal period will expire on May 5, 1997. Also in April 1997, New PanAmSat's registration statement on Form S-4 was declared effective by the Securities and Exchange Commission. The Company then mailed proxy statements to its stockholders for a Special Meeting to be held on May 8, 1997 for the purpose of approving, among other things, the Combination.

                              PanAmSat Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(5) PAS-6 Launch Delay.

     Based on the recommendations of the PAS-6 spacecraft supplier, the Company has postponed the launch of PAS-6, previously scheduled for mid-May, to August 1997. The decision to reschedule the PAS-6 launch is in response to the spacecraft supplier's ongoing investigation into the cause of a power decrease in another spacecraft with a similar power system. The spacecraft supplier will continue to investigate the cause of that anomaly, identify potential fixes to the power system and integrate those changes, if any, into the PAS-6 satellite. The PAS-6 launch provider has indicated its ability to accommodate the revised launch timetable.

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

     REVENUES. Total revenues for the three months ended March 31, 1997 were $75.3 million, an increase of $24.9 million or 49% as compared to the comparable period in 1996.

     Broadcasting services revenue for the three months ended March 31, 1997 was $64.7 million, an increase of $25.0 million, or 63% over the same period in 1996. The growth in broadcasting services revenue during the three month period was due primarily to the commencement of new video service agreements on the PAS-3 satellite and continuing increases in broadcast traffic and revenue on the PAS-2 and PAS-4 satellites. The Company also experienced record increases in ad-hoc and special events traffic and revenue during the first quarter of 1997.

     Business communications services revenue was $10.0 million in the three months ended March 31, 1997, decreasing $0.3 million or 3%, over the comparable period in 1996. The decrease during the three month period was primarily due to the completion during 1996 of several short-term business communications service agreements.

     Long-distance telephony services revenue increased from $0.4 million for the three months ended March 31, 1996 to $0.6 million for the three months ended March 31, 1997, an increase of $0.2 million or 50%.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     DIRECT EXPENSES. Direct expenses were $3.7 million, or 5% of total revenues, in the three months ended March 31, 1997, an increase of $2.3 million or 164%, from the same period in 1996 when direct expenses were 3% of total revenues. The increase in direct expenses over the three month period was primarily attributable to costs associated with the increased ad-hoc and special events revenue recognized during the quarter.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3.1 million, or 4% of total revenues, in the three months ended March 31, 1997, compared to $3.0 million, or 6% of total revenues, in the three months ended March 31, 1996. The increase in sales and marketing expenses over the three month period was primarily attributable to the Company's efforts in marketing capacity on the PAS Global System.

     ENGINEERING AND TECHNICAL EXPENSES. Engineering and technical expenses were $4.5 million in the three month period ended March 31, 1997, or 6% of total revenues, compared to $3.5 million, or 7% of total revenues, for the comparable period in 1996. The dollar increase in engineering and technical expenses during the three month period was primarily due to increased costs associated with its new teleport facilities, as well as the additional telemetry, tracking and control costs associated with PAS-3.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $7.6 million, or 10% of total revenues, in the three months ended March 31, 1997, an increase of $1.7 million or 29%, as compared to the same period in 1996, when general and administrative expenses were $5.9 million, or 12% of total revenues. The dollar increase in general and administrative expenses during the three month period was primarily attributable to in-orbit insurance costs associated with PAS-3 and additional personnel costs associated with the Company's expansion.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $16.2 million in the three months ended March 31, 1997, as compared to $13.3 million in the three months ended March 31, 1996, an increase of $2.9 million or 22%. The dollar increase in the three month period was primarily due to increased depreciation expense associated with PAS-3, and additional depreciation expense related to communication equipment at the Company's new teleports.

     INTEREST. Interest income, primarily earned from highly liquid investment funds, was $5.3 million for the three months ended March 31, 1997 compared to $6.6 million for the comparable period in 1996, a decrease of $1.3 million. The decrease in interest income during the three month period was primarily a result of the maturity of marketable securities during 1996, the proceeds of which were used to finance construction in progress. Interest expense, net of capitalized interest, decreased from $7.1 million in the quarter ended March 31, 1996 to $2.9 million in the same quarter in 1997. The decrease in interest expense during the three month period was primarily the result of an increase in the amount of interest eligible for capitalization on construction in progress.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     INCOME TAXES. The Company had an income tax provision of $17.2 million for the three months ended March 31, 1997 as compared to $9.2 million for the comparable period in 1996. The increase in income taxes during the three month period was due to the increase in income before income taxes.

     PREFERRED STOCK DIVIDEND. The Company had Preferred Stock dividends of $11.1 million for the three months ended March 1997 as compared to $9.8 million for the comparable period in 1996. The Preferred Stock dividends in 1996 are a result of the issuance of the Company's Preferred Stock on April 21, 1995.

     EBITDA. EBITDA was $55.6 million in the three months ended March 31, 1997, an increase of $19.0 million or 52%, as compared to $36.6 million for the comparable period in 1996. EBITDA was 74% of total revenues in the first three months of 1997 as compared to 73% of total revenues for the same period in the prior fiscal year. The dollar increase in EBITDA for the three month period ended March 31, 1997 was due primarily to the increase in total revenues.

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

     The total cost for the construction and launch of PAS-7 and PAS-8, including launch insurance, ground facilities and related development expenses (but excluding capitalized interest expense) is estimated to be approximately $420.0 million. The Company expects to fund $224.6 million of such costs with the net proceeds to it from the offering of the Common Stock. The balance of such costs and any additional costs due to cost overruns, PanAmSat Corporation delays or other unanticipated expenses is expected to be funded from vendor financing and future cash flow from operations.

                              PanAmSat Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     The Company believes that the net proceeds to it from the offerings of Preferred Stock and Common Stock, vendor financing, future cash flow from operations (assuming PAS-5 and PAS-6 are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund the Company's operations, its remaining costs for the construction and launch of PAS-5, PAS-6, PAS-7 and PAS-8, as well as to pursue international opportunities for DTH services which may be identified by the Company in the future. Any additional costs due to cost overruns, delays or other unanticipated expenses are expected to be funded from additional vendor financing and future cash flow from operations.

     Cash flows provided by operating activities increased to $49.9 million in the three months ended March 31, 1997, from $26.5 million in the three months ended March 31, 1996. The 1997 increase is due primarily to the significant growth in revenues for the three months ended March 31, 1997 and the effect of non-cash charges. The Company has and will continue to have significant non-cash charges including depreciation of satellites and other equipment and amortization of original issue discount on its Senior Subordinated Discount Notes, as well as significant cash payments that are capitalized rather than being currently expensed, including capitalized interest.

     Net cash used in investing activities increased to $45.7 million in the three months ended March 31, 1997 from $27.3 million in the three months ended March 31, 1996. This increase primarily reflects $46.9 million of expenditures for satellite systems under development partially funded by $5.0 million of proceeds from maturity of marketable securities. This compares to $90.7 million in expenditures for satellite systems under development during the first three months of 1996 partially funded by $66.9 million of proceeds from maturity of marketable securities.

     Net cash used in financing activities increased to $1.0 million in the three months ended March 31, 1997 from $0.8 million in the three months ended March 31, 1996.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         27  Financial Data Schedule

                                    SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PanAmSat Corporation



    Date:  May __, 1997                   /s/ Patrick J. Costello
                                          -----------------------
                                          Patrick J. Costello
                                          Chief Financial Officer and a
                                          Duly Authorized Officer of the Company