Form 10-Q/A
period 1997-03-31
PANAMSAT CORP
filed 1997-05-12
CIK 931134

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A
                                   (MARK ONE)

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

                                         PanAmSat Corporation



    Date:  May 9, 1997                   /s/ Patrick J. Costello
                                          -----------------------
                                          Patrick J. Costello
                                          Chief Financial Officer and a
                                          Duly Authorized Officer of the Company