Form 10-Q
period 1997-06-30
PANAMSAT INTERNATIONAL SYSTEMS INC
filed 1997-08-14
CIK 931134

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)
 --
/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1997
                                         -------------

                                       OR
 --
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________ to ___________

                           Commission File No. 0-26712
                                               -------

                     PanAmSat International Systems, Inc. *
                          PanAmSat Capital Corporation
     ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                       06-1407851
               Delaware                       06-1371155
     ---------------------------------------------------------------------
     (State or other Jurisdiction of       (I.R.S.  Employer
      Incorporation or Organization)       Identification No.)

                    One Pickwick Plaza, Greenwich, CT. 06830
     ---------------------------------------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 203-622-6664

                              PanAmSat Corporation
     ---------------------------------------------------------------------
                     (Former Name, Former Address and Former
                    Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  x   NO
                                             ----    ----

As of June 30, 1997, an aggregate of 38,309,154 shares of the Company's Common Stock, 21,231,415 shares of the Company's Class A Common Stock and 40,459,431 shares of the Company's Class B Common Stock were outstanding.


      * PanAmSat International Systems, Inc. ("Old PanAmSat" or the "Company") which was known as "PanAmSat Corporation" until May 16, 1997, became a wholly owned subsidiary of PanAmSat Corporation ("New PanAmSat")(Commission File No. 0-22531; IRS Employer Identification No. 95-4607698) as a consequence of the combination of Old PanAmSat and the commercial satellite business of Hughes Communications, Inc. ("HCI"), as more fully described herein.

                      PanAmSat International Systems, Inc.
                       For the Quarter Ended June 30, 1997
                      ------------------------------------
                         PART I - FINANCIAL INFORMATION



ITEM 1 - Financial Statements

Balance Sheets, June 30, 1997 (unaudited) and December 31, 1996.

Statements of Operations for the Six Months Ended June 30, 1997 and 1996 (unaudited).

Statements of Operations for the Three Months Ended June 30, 1997 and 1996 (unaudited).

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (unaudited).


Notes to Financial Statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



                           PART II - OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K

Signature



Cautionary Statement For Purposes Of The "Safe Harbor"
Provisions Of The Private Securities Litigation Reform Act of 1995


This Quarterly Report contains historical information and forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Form 10-Q and the documents incorporated by reference herein, the words "estimate," "project," "anticipate," "expect," "believe" and other expressions used to indicate future events are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Quarterly Report and in other reports, please refer to the discussions of risk factors detailed in, as well as the other information contained in, the Company's other filings with the Securities and Exchange Commission.

                      PanAmSat International Systems, Inc.
                                 BALANCE SHEETS


                                                                      June 30,          December 31,
                                                                        1997                1996
                                                                    (Unaudited)
                                                                  -------------        -------------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $   286,752,727         $  1,453,055
 Accounts receivable, less allowance
  for doubtful accounts of $200,000                                  10,962,565           10,235,520
 Prepaid expenses and other current asse                             15,654,835            8,228,455
                                                                ---------------      ---------------
TOTAL CURRENT ASSETS                                                313,370,127           19,917,030

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT, AT COST                                                 872,673,532          864,683,595
Less:  Accumulated Depreciation and
 Amortization                                                      (169,748,366)        (138,091,220)
                                                                ---------------      ---------------
                                                                    702,925,166          726,592,375

MARKETABLE SECURITIES                                               330,000,000          379,178,538

SATELLITE SYSTEMS UNDER DEVELOPMENT                                 583,612,534          479,748,974

DEBT ISSUANCE COSTS (Net of amortization                              8,473,954            9,454,276

OTHER ASSETS                                                          1,005,382              472,166
                                                                ---------------      ---------------
TOTAL ASSETS                                                    $ 1,939,387,163      $ 1,615,363,359
                                                                ---------------      ---------------
                                                                ---------------      ---------------



                  The Accompanying notes are an integral part
                         of these financial statements

                      PanAmSat International Systems, Inc.
                          BALANCE SHEETS - (continued)



                                                                      June 30,          December 31,
                                                                        1997                1996
                                                                    (Unaudited)
                                                                ---------------      ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                              $     4,341,944      $     4,166,778
 Accounts payable                                                       121,102            2,318,877
 Accrued interest                                                     7,109,375            7,109,375
 Accrued liabilities and taxes                                      108,211,943            6,656,741
 Deferred revenue                                                     7,889,552            8,423,704
                                                                ---------------      ---------------
TOTAL CURRENT LIABILITIES                                           127,673,916           28,675,475

LONG-TERM DEBT                                                      645,808,409          626,009,539

DEFERRED INCOME TAXES                                                84,265,494           61,631,004

DEFERRED REVENUE                                                     70,625,808           71,920,802

OTHER LIABILITIES                                                       636,087              687,934
                                                                ---------------      ---------------
        TOTAL LIABILITIES                                           929,009,714          788,924,754
                                                                ---------------      ---------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4% Mandatorily
 Exchangeable Senior Redeemable Preferred
 Stock, $0.01 par value, 20,000,000 shares
 authorized, 352,740 shares issued and
 outstanding 9,389 shares for accrued dividend                      351,732,130          329,070,909
                                                                ---------------      ---------------

STOCKHOLDERS' EQUITY:
 Class A Common Stock, $0.01 par value
  100,000,000 shares authorized, 21,231,415
  shares issued and outstanding                                         212,314              404,594
 Class B Common Stock, $.01 par value, 100,000,000
  shares authorized, 40,459,431 shares issued
  and outstanding                                                       404,594              404,594
 Common Stock, $0.01 par value, 400,000,000
  shares authorized, 38,309,154 shares issued
  and outstanding                                                       383,092              190,891
 Additional paid-in-capital                                         490,586,935          477,505,039
 Retained earnings                                                  167,058,384           18,862,578
                                                                ---------------      ---------------
Total Stockholders' Equity                                          658,645,319          497,367,696
                                                                ---------------      ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,939,387,163      $ 1,615,363,359
                                                                ---------------      ---------------
                                                                ---------------      ---------------

                  The accompanying notes are an integral part
                         of these financial statements

                      PanAmSat International Systems, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Six Months Ended June 30, 1997 and 1996

                                                                      June 30,          June 30,
                                                                        1997              1996
                                                                ---------------      ---------------

REVENUES:
  Unaffiliated parties                                          $   144,450,643      $   106,510,394
  Related parties                                                    20,053,148            4,196,772
                                                                ---------------      ---------------
                                                                    164,503,791          110,707,166
OPERATING EXPENSES:
  Direct expenses-service agreements                                 14,556,564            3,724,571
  Sales and marketing                                                 5,948,166            7,233,472
  Engineering and technical services                                  9,122,794            7,772,119
  General and administrative                                         22,356,857           12,046,740
  Depreciation and amortization                                      32,482,619           29,091,687
  Reorganization costs                                               15,634,251                  -
                                                                ---------------      ---------------
                                                                    100,101,251           59,868,589
                                                                ---------------      ---------------

  INCOME FROM OPERATIONS                                             64,402,540           50,838,577

INTEREST INCOME                                                     (11,640,959)         (12,269,345)
INTEREST EXPENSE                                                      4,372,296           14,883,918
OTHER INCOME                                                       (225,000,000)                 -
                                                                ---------------      ---------------
  INCOME BEFORE INCOME TAXES                                        296,671,203           48,224,004

INCOME TAXES                                                        125,814,176           19,386,000
                                                                ---------------      ---------------
  NET INCOME                                                    $   170,857,027      $    28,838,004
                                                                ---------------      ---------------
  PREFERRED STOCK DIVIDEND                                           22,661,221           20,019,500
                                                                ---------------      ---------------
  NET INCOME TO COMMON SHARES                                   $   148,195,806      $     8,818,504
                                                                ---------------      ---------------
                                                                ---------------      ---------------
  EARNINGS PER COMMON SHARE                                                          $          0.09
                                                                                     ---------------
                                                                                     ---------------
  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                            100,359,533
                                                                                     ---------------
                                                                                     ---------------


                  The accompanying notes are an integral part
                         of these financial statements

                      PanAmSat International Systems, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended June 30, 1997 and 1996

                                                                      June 30,          June 30,
                                                                        1997              1996
                                                                ---------------      ---------------

REVENUES:
  Unaffiliated parties                                          $    72,334,618      $    57,762,893
  Related parties                                                    16,912,756            2,521,148
                                                                ---------------      ---------------
                                                                     89,247,374           60,284,041
OPERATING EXPENSES:
  Direct expenses-service agreements                                 10,809,061            2,313,109
  Sales and marketing                                                 2,854,096            4,208,541
  Engineering and technical services                                  4,606,566            4,300,648
  General and administrative                                         14,751,931            6,109,648
  Depreciation and amortization                                      16,274,773           15,841,368
  Reorganization costs                                               14,958,859                  -
                                                                ---------------      ---------------
                                                                     64,255,286           32,773,314
                                                                ---------------      ---------------

  INCOME FROM OPERATIONS                                             24,992,088           27,510,727

INTEREST INCOME                                                      (6,364,782)          (5,709,489)
INTEREST EXPENSE                                                      1,485,870            7,813,399
OTHER INCOME                                                       (225,000,000)                 -
                                                                ---------------      ---------------
  INCOME BEFORE INCOME TAXES                                        254,871,000           25,406,817

INCOME TAXES                                                        108,611,347           10,211,000
                                                                ---------------      ---------------
  NET INCOME                                                    $   146,259,653      $    15,195,817
                                                                ---------------      ---------------
  PREFERRED STOCK DIVIDEND                                           11,532,319           10,191,631
                                                                ---------------      ---------------
  NET INCOME TO COMMON SHARES                                   $   134,727,334      $     5,004,186
                                                                ---------------      ---------------
                                                                ---------------      ---------------
  EARNINGS PER COMMON SHARE                                                          $          0.05
                                                                                     ---------------
                                                                                     ---------------
  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                            100,462,257
                                                                                     ---------------
                                                                                     ---------------


                  The accompanying notes are an integral part
                         of these financial statements

                      PanAmSat International Systems, Inc.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 1997 and 1996

                                                                      June 30,          June 30,
                                                                        1997              1996
                                                                ---------------      ---------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                     $   170,857,027      $    28,838,004
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                      32,482,619           29,091,687
  Deferred income taxes                                              22,634,490           12,232,000
  Accretion of interest on senior
   subordinated discount notes                                       21,902,052           19,614,741
  Accretion of interest on marketable securities                       (812,887)          (1,363,871)
  Interest expense capitalized                                      (29,411,832)         (16,727,322)
  Compensation expense on exercise of employee
   stock options                                                     13,081,818                  -
  Changes in assets and liabilities:
   Increase in accounts receivable                                     (727,045)          (3,221,182)
   Increase in prepaid expenses and other current
    assets                                                           (7,426,380)         (12,220,258)
   Increase (decrease) in accounts payable                           (2,197,775)             291,248
   Increase in accrued liabilities
     and taxes                                                      105,897,144           (4,055,547)
   Increase (decrease) in deferred revenue                           (1,829,146)          29,900,420
   Decrease in other liabilities                                        (51,847)             (90,000)
                                                                ---------------      ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                       324,398,238           82,289,920
                                                                ---------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment                             (7,835,087)          (8,123,439)
 Expenditures for satellite systems under
  development                                                       (74,451,728)        (161,180,546)
 Proceeds from maturity of marketable securities                     49,991,425           82,952,835
 Increase in other assets                                              (533,216)             (377,004)
                                                                ---------------      ---------------
  NET CASH USED IN INVESTING ACTIVITIES                             (32,828,606)         (86,728,154)
                                                                ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                        (6,269,960)          (1,723,387)
                                                                ---------------      ---------------
  NET CASH USED IN FINANCING ACTIVITIES                              (6,269,960)          (1,723,387)
                                                                ---------------      ---------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              285,299,672           (6,161,621)

 CASH AND EQUIVALENTS, beginning of period                            1,453,055           13,562,113
                                                                ---------------      ---------------
 CASH AND EQUIVALENTS, end of period                            $   286,752,727      $     7,400,492
                                                                ---------------      ---------------
                                                                ---------------      ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                     $    13,663,965      $    10,905,475
                                                                ---------------      ---------------
                                                                ---------------      ---------------
 Cash paid for interest                                         $    11,882,076      $    11,996,785
                                                                ---------------      ---------------
                                                                ---------------      ---------------
 Cash paid for taxes                                            $     4,317,800      $     8,459,139
                                                                ---------------      ---------------
                                                                ---------------      ---------------


                  The accompanying notes are an integral part
                         of these financial statements

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS


       (1) General.

              The interim unaudited Financial Statements should be read in conjunction with the audited Financial Statements and the notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (Commission File Number 33-63284) (the "Annual Form 10-K"). The balance sheet as of June 30, 1997, and the related statements of operations and cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 1997 and 1996 have been made. The accounting policies followed during the interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Form 10-K. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

       (2) Changes in Control of Registrant.

              On May 16, 1997, HCI and the Company combined their commercial satellite operations pursuant to an Agreement and Plan of Reorganization, dated as of September 20, 1996, as amended as of April 4, 1997 (the "Reorganization Agreement"), between HCI and certain of its subsidiaries and the Company (the "Merger"). The Merger was consummated through the merger of a wholly owned subsidiary of a newly formed holding company (such holding company, "New PanAmSat"), with and into the Company and a contribution of the commercial satellite services business of HCI (the "Galaxy Business") to New PanAmSat, with the result that the Company became a wholly owned subsidiary of New PanAmSat and New PanAmSat became the owner and operator of the Galaxy Business. Following the Merger, the Company was renamed PanAmSat International Systems, Inc. and New PanAmSat was renamed PanAmSat Corporation.

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


       (3) Satellite Capacity for DTH Services.

              In November 1995, the Company announced that it would serve as a satellite service provider for a Latin America DTH service ("Latin America DTH") to be offered by the Globo Participacoes, Ltd. ("Globo"), Televisa, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI"). On February 29, 1996, the Company signed a binding letter agreement with Globo, Televisa and News Corp. (the "1996 Letter Agreement") to provide service to a series of joint ventures (the "Latin America JVs") to be formed. Under the 1996 Letter Agreement, Globo, Televisa and News Corp. agreed to proportionally guaranty 100% of PanAmSat's fees for transponder services provided to the Latin America JVs. On June 26, 1996, a full-scale agreement was executed for service in Brazil on twelve transponders (the "Brazil Agreement"). The 1996 Letter Agreement remains in force. Globo and News Corp have proportionately guaranteed the obligations under the Brazil Agreement.

              Concurrent with the Merger (see Note 2), the Company sold the equity interest in certain joint ventures to be formed to offer DTH services in Latin America and the Iberian Peninsula for $ 225 million. This resulted in a gain of $ 225 million which was recorded as other income in the financial statements.


       (4) Subsequent Events.

              On August 8, 1997, the Company successfully launched its PAS-6 Atlantic Ocean Region satellite, the first communications satellite ever dedicated for direct-to-home ("DTH") television services in Latin America. The entire PAS-6 payload, 36 Ku-band transponders, is fully sold to Sky Latin America, one of the Latin America JVs, which will use the satellite to beam hundreds of television channels to its DTH service subscribers in Latin America. PAS-6 is expected to reach its final orbital location at 43 degrees West Longitude and commence service in October 1997 after successful completion of its in-orbit testing. Additionally, the Company intends to launch another Atlantic Ocean Region satellite, PAS-5, in late August 1997.

              As a result of Old PanAmSat's financial performance as disclosed herein and in its Quarterly Report on Form 10-Q for the period ended June 30, 1997, taken together with all of Old PanAmSat's prior filings with the Securities and Exchange Commission, Old PanAmSat is required to exchange its 12 3/4% Senior Redeemable Preferred Stock (the "Preferred Stock") to Exchange Debentures in accordance with the procedures described in the Certificate of Designation for the Preferred Stock.

                                                                      FORM 10-Q


                      PanAmSat International Systems, Inc.

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

              Revenues. Total revenues for the three months ended June 30, 1997 were $89.2 million, an increase of $28.9 million or 48% as compared to the comparable period in 1996. Total revenues for the six months ended June 30, 1997 were $164.5 million, an increase of $53.8 million or 49% as compared to the comparable period in 1996.

              Broadcasting services revenue for the three months ended June 30, 1997 was $77.9 million, an increase of $28.0 million, or 56% over the same period in 1996. Broadcasting services revenue for the six months ended June 30, 1997 was $142.6

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



              million, an increase of $53.0 million, or 59% over the same period in 1996. The growth in broadcasting services revenue during the three and six month periods was due primarily to the commencement of new video service ad-hoc and special events traffic and revenue during the first and second quarters of 1997.

              Business communications services revenue was $10.7 million in the three months ended June 30, 1997, increasing $0.7 million or 7%, over the comparable period in 1996. Business communications services revenue was $20.7 million in the six months ended June 30, 1997, increasing $0.4 million or 2%, over the comparable period in 1996. The increase during the three and six month periods was primarily due to the completion during 1997 of several short-term business communications service agreements.

              Long-distance telephony services revenue increased from $0.4 million for the three months ended June 30, 1996 to $0.6 million for the three months ended June 30, 1997, an increase of $0.2 million or 50%. Long-distance telephony services revenue increased from $0.8 million for the six months ended June 30, 1996 to $1.2 million for the six months ended June 30, 1997, an increase of $0.4 million or 50%.

              Direct Expenses. Direct expenses were $10.8 million, or 12% of total revenues, in the three months ended June 30, 1997, an increase of $8.5 million or 370%, from the same period in 1996 when direct expenses were 4% of total revenues. Direct expenses were $14.6 million, or 9% of total revenues, in the six months ended June 30, 1997, an increase of $10.9 million or 295%, from the same period in 1996 when direct expenses were 3% of total revenues. The increase in direct expenses over the three and six month periods was primarily attributable to costs associated with the increased ad-hoc and special events revenue recognized during the quarters.

              Sales and Marketing Expenses. Sales and marketing expenses were $2.9 million, or 3% of total revenues, in the three months ended June 30, 1997, compared to $4.2 million, or 7% of total revenues, in the three months ended June 30, 1996. Sales and marketing expenses were $5.9 million, or 4% of total revenues, in the six months ended June 30, 1997, compared to $7.2 million, or 7% of total revenues, in the six months ended June 30, 1996. The decrease in sales and marketing expenses over the three and six month periods was primarily attributable to the Company's reduced marketing activity on the PAS Global System in anticipation of future satellite launches.

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


              Engineering and Technical Expenses. Engineering and technical expenses were $4.6 million in the three month period ended June 30, 1997, or 5% of total revenues, compared to $4.3 million, or 7% of total revenues, for the comparable period in 1996. Engineering and technical expenses were $9.1 million in the six month period ended June 30, 1997, or 6% of total revenues, compared to $7.8 million, or 7% of total revenues, for the comparable period in 1996. The dollar increase in engineering and technical expenses during the three and six month periods was primarily due to increased costs associated with its new teleport facilities, as well as the additional telemetry, tracking and control costs associated with PAS-3.

              General and Administrative Expenses. General and administrative expenses were $14.7 million, or 16% of total revenues, in the three months ended June 30, 1997, an increase of $8.6 million or 141%, as compared to the same period in 1996, when general and administrative expenses were $6.1 million, or 10% of total revenues. General and administrative expenses were $22.4 million, or 14% of total revenues, in the six months ended June 30, 1997, an increase of $10.3 million or 85%, as compared to the same period in 1996, when general and administrative expenses were $12.1 million, or 11% of total revenues. The dollar increase in general and administrative expenses during the three and six month periods was primarily attributable to in-orbit insurance costs associated with PAS-3 and additional personnel costs associated with the Company's expansion.

              Depreciation and Amortization. Depreciation and amortization was $16.3 million in the three months ended June 30, 1997, as compared to $15.8 million in the three months ended June 30, 1996, an increase of $0.5 million or 3%. Depreciation and amortization was $32.5 million in the six months ended June 30, 1997, as compared to $29.1 million in the six months ended June 30, 1996, an increase of $3.4 million or 12%. The dollar increase in the three and six month periods was primarily due to increased depreciation expense associated with PAS-3, and additional depreciation expense related to communication equipment at the Company's new teleports.

              Interest. Interest income, primarily earned from highly liquid investment funds, was $6.4 million for the three months ended June 30, 1997 compared to $5.7 million for the comparable period in 1996, an increase of $0.7 million. Interest income was $11.7 million for the six months ended June 30, 1997 compared to $12.3 million for the comparable period in 1996, an decrease of $0.6 million. The increase

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



              in interest income during the three month period was primarily a result of the maturity of marketable securities during 1996, the proceeds of which were used to finance construction in progress. Interest expense, net of capitalized interest, decreased from $7.8 million in the quarter ended June 30, 1996 to $1.5 million in the same quarter in 1997. Interest expense, net of capitalized interest, decreased from $14.9 million in the six months ended June 30, 1996 to $4.4 million in the same period in 1997. The decrease in interest expense during the three and six month periods was primarily the result of an increase in the amount of interest eligible for capitalization on construction in progress.

              Other Income. The Company had Other Income of $225.0 million for the three and six months ended June 30, 1997. The Other Income is a result of the repurchase by Televisa of the Company's interest in the Latin American DTH joint venture.

              Income Taxes. The Company had an income tax provision of $108.6 million for the three months ended June 30, 1997 as compared to $10.2 million for the comparable period in 1996. The Company had an income tax provision of $125.8 million for the six months ended June 30, 1997 compared to $19.4 million for the comparable period in 1996. The increase in income taxes during the three and six month periods was due to the increase in income before income taxes.

              Preferred Stock Dividend. The Company had Preferred Stock dividends of $11.5 million for the three months ended June 30, 1997 as compared to $10.2 million for the comparable period in 1996. The Company had Preferred Stock dividends of $22.7 million for the six months ended June 30, 1997 compared to $20.0 million for the comparable period in 1996. The Preferred Stock dividends in 1996 are a result of the issuance of the Company's Preferred Stock on April 21, 1995.

              EBITDA. EBITDA was $41.3 million in the three months ended June 30, 1997, a decrease of $2.1 million or 5%, as compared to $43.4 million for the comparable period in 1996. EBITDA was $96.9 million in the six months ended June 30, 1997, an increase of $17.0 million or 21%, as compared to $79.9 million for the comparable period in 1996. EBITDA was 59% of total revenues in the first six months of 1997 as compared to 72% of total revenues for the same period in the prior fiscal year. The dollar increase in EBITDA for the six month period ended June 30, 1997 was due primarily to the increase in total revenues.

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


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

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


              and PAS-8, as well as to pursue international opportunities for DTH services which may be identified by the Company in the future. Any additional costs due to cost overruns, delays or other unanticipated expenses are expected to be funded from additional vendor financing and future cash flow from operations.

              Cash flows provided by operating activities increased to $324.4 million in the six months ended June 30, 1997, from $82.3 million in the six months ended June 30, 1996. The 1997 increase is due primarily to the significant growth in revenues for the six months ended June 30, 1997 and the effect of non-cash charges. The Company has and will continue to have significant non-cash charges including depreciation of satellites and other equipment and amortization of original issue discount on its Senior Subordinated Discount Notes, as well as significant cash payments that are capitalized rather than being currently expensed, including capitalized interest.

              Net cash used in investing activities decreased to $32.8 million in the six months ended June 30, 1997 from $86.7 million in the six months ended June 30, 1996. This decrease primarily reflects $74.5 million of expenditures for satellite systems under development partially funded by $50.0 million of proceeds from maturity of marketable securities. This compares to $161.2 million in expenditures for satellite systems under development during the first six months of 1996 partially funded by $83.0 million of proceeds from maturity of marketable securities.

              Net cash used in financing activities increased to $6.3 million in the six months ended June 30, 1997 from $1.7 million in the six months ended June 30, 1996.

                                                                      FORM 10-Q

                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

27                Financial Data Schedule

   (b)   REPORTS ON FORM 8-K

                  During the quarter ended June 30, 1997, PanAmSat International Systems, Inc. filed a Form 8-K on May 30, 1997 and a Form 8-K/A on June 25, 1997.

                                                                      FORM 10-Q


                                    SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PanAmSat International Systems, Inc.



         Date:  August 14, 1997                       /s/ Kenneth N. Heintz
                                                      ---------------------
                                                      Kenneth N. Heintz
                                                      Chief Financial Officer
                                                      and a Duly Authorized
                                                      Officer of the Company