Form 10-Q
period 1997-09-30
PANAMSAT INTERNATIONAL SYSTEMS INC
filed 1997-11-14
CIK 931134

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)
 --
/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

As of September 30, 1997, an aggregate of 38,309,154 shares of the Company's Common Stock, 21,231,415 shares of the Company's Class A Common Stock and 40,459,431 shares of the Company's Class B Common Stock were outstanding.

     * PanAmSat International Systems, Inc. ("Old PanAmSat" or the "Company") which was known as "PanAmSat Corporation" until May 16, 1997, became a wholly owned subsidiary of PanAmSat Corporation ("New PanAmSat")(Commission File No. 0-22531; IRS Employer Identification No. 95-4607698) as a consequence of the combination of Old PanAmSat and the commercial satellite business of Hughes Communications, Inc. ("HCI"), as more fully described herein. PanAmSat Capital Corporation is a wholly-owned subsidiary of the Company and a co-obligor on the Company's 9 3/4% Senior Secured Notes, 11 3/8% Senior
                  Subordinated Discount Notes and 12 3/4% Senior Subordinated Notes. References herein to the "Company" or "Old PanAmSat" shall also apply to PanAmSat Corporation.

                      PanAmSat International Systems, Inc.
                       For the Quarter Ended September 30, 1997
                      ------------------------------------
                         PART I - FINANCIAL INFORMATION



ITEM 1 - Financial Statements

Balance Sheets, September 30, 1997 (unaudited) and December 31, 1996.

Statements of Operations for the Nine Months Ended September 30, 1997 and 1996 (unaudited).

Statements of Operations for the Three Months Ended September 30, 1997 and 1996 (unaudited).

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (unaudited).


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

                      PanAmSat International Systems, Inc.
                                 BALANCE SHEETS


                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                    (Unaudited)
                                                                  -------------        -------------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $   229,466,666         $  1,453,055
 Accounts receivable, less allowance
  for doubtful accounts of $200,000                                  11,459,827           10,235,520
 Prepaid expenses and other current assets                           12,457,139            8,228,455
                                                                ---------------      ---------------
TOTAL CURRENT ASSETS                                                253,383,632           19,917,030

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT, AT COST                                               1,104,168,122          864,683,595
Less:  Accumulated Depreciation and
 Amortization                                                      (186,300,959)        (138,091,220)
                                                                ---------------      ---------------
                                                                    917,867,163          726,592,375

MARKETABLE SECURITIES                                               242,544,676          379,178,538

SATELLITE SYSTEMS UNDER DEVELOPMENT                                 516,268,815          479,748,974

DEBT ISSUANCE COSTS (Net of amortization)                            18,053,684            9,454,276

OTHER ASSETS                                                         38,249,138              472,166
                                                                ---------------      ---------------
TOTAL ASSETS                                                    $ 1,986,367,108     $ 1,615,363,359
                                                                ---------------      ---------------
                                                                ---------------      ---------------



                  The accompanying notes are an integral part
                   of these consolidated financial statements

                      PanAmSat International Systems, Inc.
                          BALANCE SHEETS - (continued)



                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                    (Unaudited)
                                                                ---------------      ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                              $     4,487,371      $     4,166,778
 Accounts payable                                                       455,902            2,318,877
 Accrued interest                                                     2,844,676            7,109,375
 Accrued liabilities and taxes                                       61,314,801            6,656,741
 Deferred revenue                                                     7,165,307            8,423,704
                                                                ---------------      ---------------
TOTAL CURRENT LIABILITIES                                            76,268,057           28,675,475

LONG-TERM DEBT                                                    1,074,241,962          626,009,539

DEFERRED INCOME TAXES                                                96,913,671           61,631,004

DEFERRED REVENUE                                                     65,395,548           71,920,802

OTHER LIABILITIES                                                       552,934              687,934
                                                                ---------------      ---------------
        TOTAL LIABILITIES                                         1,313,372,172          788,924,754
                                                                ---------------      ---------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4% Mandatorily
 Exchangeable Senior Redeemable Preferred
 Stock                                                                 -                 329,070,909
                                                                ---------------      ---------------

STOCKHOLDERS' EQUITY:
 Class A Common Stock, $0.01 par value
  100,000,000 shares authorized, 21,231,415
  shares issued and outstanding                                         212,314              404,594
 Class B Common Stock, $.01 par value, 100,000,000
  shares authorized, 40,459,431 shares issued
  and outstanding                                                       404,594              404,594
 Common Stock, $0.01 par value, 400,000,000
  shares authorized, 38,309,154 shares issued
  and outstanding                                                       383,092              190,891
 Additional paid-in-capital                                         490,586,935          477,505,039
 Retained earnings                                                  181,408,001           18,862,578
                                                                ---------------      ---------------
Total Stockholders' Equity                                          672,994,936          497,367,696
                                                                ---------------      ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,986,367,108      $ 1,615,363,359
                                                                ---------------      ---------------
                                                                ---------------      ---------------

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                      PanAmSat International Systems, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             For the Nine Months Ended September 30, 1997 and 1996

                                                                    September 30,     September 30,
                                                                        1997              1996
                                                                ---------------      ---------------

REVENUES:
  Unaffiliated parties                                          $   218,485,405      $   170,920,581
  Related parties                                                    24,031,480            6,713,364
                                                                ---------------      ---------------
                                                                    242,516,885          177,633,945
OPERATING EXPENSES:
  Direct expenses-service agreements                                 20,524,287            6,831,774
  Sales and marketing                                                 9,892,577           10,318,748
  Engineering and technical services                                 13,842,527           12,334,312
  General and administrative                                         27,143,269           18,641,535
  Depreciation and amortization                                      49,536,659           45,224,473
  Compensatory Programs                                                   -                4,799,933
  Reorganization costs                                               17,258,784            2,528,177
                                                                ---------------      ---------------
                                                                    138,198,103          100,678,952
                                                                ---------------      ---------------

  INCOME FROM OPERATIONS                                            104,318,782           76,954,993

INTEREST INCOME                                                     (19,334,833)         (17,615,682)
INTEREST EXPENSE                                                      4,661,101           20,588,872
OTHER INCOME                                                       (225,000,000)                 -
                                                                ---------------      ---------------
  INCOME BEFORE INCOME TAXES                                        343,992,514           73,981,803

INCOME TAXES                                                        146,894,468           31,085,000
                                                                ---------------      ---------------
  NET INCOME                                                    $   197,098,046      $    42,896,803
                                                                ---------------      ---------------
  PREFERRED STOCK DIVIDEND                                           34,552,624           30,545,183
                                                                ---------------      ---------------
  NET INCOME TO COMMON SHARES                                   $   162,545,422      $    12,351,620
                                                                ---------------      ---------------
                                                                ---------------      ---------------
  EARNINGS PER COMMON SHARE                                                          $          0.12
                                                                                     ---------------
                                                                                     ---------------
  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                            100,324,978
                                                                                     ---------------
                                                                                     ---------------


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                      PanAmSat International Systems, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            For the Three Months Ended September 30, 1997 and 1996

                                                                    September 30,     September 30,
                                                                        1997              1996
                                                                ---------------      ---------------

REVENUES:
  Unaffiliated parties                                          $    74,034,762      $    64,410,187
  Related parties                                                     3,978,332            2,516,592
                                                                ---------------      ---------------
                                                                     78,013,094           66,926,779
OPERATING EXPENSES:
  Direct expenses-service agreements                                  5,967,723            3,107,203
  Sales and marketing                                                 3,944,411            3,085,276
  Engineering and technical services                                  4,719,733            4,562,193
  General and administrative                                          4,786,412            6,594,795
  Depreciation and amortization                                      17,054,040           16,132,786
  Compensatory Programs                                                  -                 4,799,933
  Reorganization costs                                                1,624,533            2,528,177
                                                                ---------------      ---------------
                                                                     38,096,852           40,810,363
                                                                ---------------      ---------------

  INCOME FROM OPERATIONS                                             39,916,242           26,116,416

INTEREST INCOME                                                      (7,693,874)          (5,346,337)
INTEREST EXPENSE                                                        288,805            5,704,954
                                                                ---------------      ---------------
  INCOME BEFORE INCOME TAXES                                         47,321,311           25,757,799

INCOME TAXES                                                         21,080,292           11,699,000
                                                                ---------------      ---------------
  NET INCOME                                                    $    26,241,019      $    14,058,799
                                                                ---------------      ---------------
  PREFERRED STOCK DIVIDEND                                           11,891,403           10,525,683
                                                                ---------------      ---------------
  NET INCOME TO COMMON SHARES                                   $    14,349,616      $     3,533,116
                                                                ---------------      ---------------
                                                                ---------------      ---------------
  EARNINGS PER COMMON SHARE                                                          $          0.04
                                                                                     ---------------
                                                                                     ---------------
  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                            100,414,456
                                                                                     ---------------
                                                                                     ---------------


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                      PanAmSat International Systems, Inc.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
            For the Nine Months Ended September 30, 1997 and 1996

                                                                    September 30,     September 30,
                                                                        1997              1996
                                                                ---------------      ---------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                     $   197,098,046      $    42,896,803
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                      49,536,659           45,224,473
  Deferred income taxes                                              35,282,667           19,532,310
  Accretion of interest on senior
   subordinated discount notes                                       33,314,451           29,835,300
  Accretion of interest on marketable securities                     (5,407,387)          (2,623,629)
  Interest expense capitalized                                      (46,455,925)         (27,269,311)
  Compensation expense on exercise of employee
   stock options                                                     13,081,818                  -
  Changes in assets and liabilities:
   Increase in accounts receivable                                   (1,224,307)          (4,542,151)
   Increase in prepaid expenses and other current
    assets                                                           (4,228,684)          (8,122,890)
   Decrease in accounts payable                                      (1,862,975)             (53,532)
   Decrease in accrued interest                                      (4,264,699)          (4,265,625)
   Increase in accrued liabilities
     and taxes                                                       54,658,060            2,296,606
   Increase (decrease) in deferred revenue                           (7,783,651)          28,092,779
   Decrease in other liabilities                                       (135,000)            (135,000)
                                                                ---------------      ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                       311,609,073         120,866,133
                                                                ---------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment                            (13,621,280)         (17,395,302)
 Expenditures for satellite systems under
  development                                                      (169,283,600)        (235,670,725)
 Proceeds from maturity of marketable securities                    142,041,249          125,296,869
 Increase in other assets                                           (37,776,973)            (671,143)
                                                                ---------------      ---------------
  NET CASH USED IN INVESTING ACTIVITIES                             (78,640,604)        (128,440,301)
                                                                ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                        (4,954,858)          (2,678,426)
 Proceeds from exercise of employee stock options                         -                   27,200
                                                                ---------------      ---------------
  NET CASH USED IN FINANCING ACTIVITIES                              (4,954,858)          (2,651,226)
                                                                ---------------      ---------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              228,013,611          (10,225,394)

 CASH AND CASH EQUIVALENTS, beginning of period                       1,453,055           13,562,113
                                                                ---------------      ---------------
 CASH AND CASH EQUIVALENTS, end of period                       $   229,466,666      $     3,336,719
                                                                ---------------      ---------------
                                                                ---------------      ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                     $    16,760,367      $    14,992,053
                                                                ---------------      ---------------
                                                                ---------------      ---------------
 Cash paid for interest                                         $    22,067,274      $    22,288,506
                                                                ---------------      ---------------
                                                                ---------------      ---------------
 Cash paid for taxes                                            $    71,272,800      $    11,566,000
                                                                ---------------      ---------------
                                                                ---------------      ---------------


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS


       (1) General.

             The interim unaudited Financial Statements should be read in conjunction with the audited Financial Statements and the notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (Commission File Number 33-63284) (the "Annual Form 10-K"). The balance sheet as of September 30, 1997, and the related statements of operations and cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 1997 and 1996 have been made. The accounting policies followed during the interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Form 10-K. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


       (3) Satellite Capacity for DTH Services.

             In November 1995, the Company announced that it would serve as a satellite service provider for a Latin America DTH service ("Latin America DTH") to be offered by the Globo Participacoes, Ltd. ("Globo"), Televisa, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TCI"). On February 29, 1996, the Company signed a binding letter agreement with Globo, Televisa and News Corp. (the "1996 Letter Agreement") to provide service to a series of joint ventures (the "Latin America JVs") to be formed. Under the 1996 Letter Agreement, Globo, Televisa and News Corp. agreed to proportionally guaranty 100% of the Company's fees for transponder services provided to the Latin America JVs. On June 26, 1996, a full-scale agreement was executed for service in Brazil on twelve transponders (the "Brazil Agreement"). The 1996 Letter Agreement remains in force. Globo and News Corp have proportionately guaranteed the obligations under the Brazil Agreement. Concurrent with the Merger (see Note 2), the Company sold the equity interest in certain joint ventures to be formed to offer DTH services in Latin America and the Iberian Peninsula for $225 million. This resulted in a gain of $225 million which was recorded as other income in the financial statements.

       (4) Conversion of 12 3/4% Preferred Stock.

             On August 14, 1997, a triggering event occurred under the Certificate of Designation for the Company's 12 3/4% Preferred Stock as a result of the Company's attainment of certain financial ratios for the quarter ended June 30, 1997. The Certificate of Designation required that upon the occurrence of a triggering event, the Company would promptly exchange its 12 3/4% Preferred Stock for 12 3/4% Senior Subordinated Notes. On September 30 1997, the Company exchanged its 12 3/4% Preferred Stock into 12 3/4% Senior Subordinated Notes. In connection with the exchange, each share of 12 3/4% Preferred Stock was exchanged for $1,000 of principal amount of 12 3/4% Senior Subordinated Notes. Fractional shares were paid in cash. Dividends on shares of 12 3/4% Preferred Stock ceased to accrue on the exchange date, and interest on the 12 3/4% Senior Subordinated Notes began to accrue at that time.

       (5) PAS-6 Placed in Service.

             On August 8, 1997, the Company successfully launched its PAS-6 Atlantic Ocean Region satellite, the first communications satellite ever dedicated for direct-to-home ("DTH") television services in Latin America. The entire PAS-6 payload, 36 Ku-band transponders, is fully sold to Sky Latin America, one of the Latin America JVs, which will use the satellite to beam hundreds of television channels to its DTH service subscribers in Latin America. PAS-6 reached its final orbital location at 43 degrees West Longitude and commenced service on September 19, 1997 after successful completion of its in-orbit testing. See Note 6 below.

       (6) Subsequent Events.

             On August 27, 1997, the Company successfully launched its PAS-5 Atlantic Ocean Region Satellite. Service of the PAS-5 Satellite commenced on October 12, 1997.

             An anomaly has been detected in PAS-6's solar arrays. The satellite, which contains 36 Ku-band transponders, has experienced several circuit failures in its solar arrays and may experience additional failures in the future. The circuit failures will require the Company to forego the use of some transponders initially and to turn off additional transponders in later years. The ability of transponders to provide transmission power for DTH signal reception using 60-centimeter dishes is not affected.

                                                                      FORM 10-Q


                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Overview. The Company's first satellite, PAS-1, was launched in 1988 for service over the Atlantic Ocean Region and is the leading satellite for television and cable programming distribution in Latin America. The Company's second satellite, PAS-2, was launched in July 1994 for service over the Pacific Ocean Region and is a leading satellite for distribution in the Asia-Pacific region. The Company's PAS-4 satellite was launched in August 1995 for service over the Indian Ocean Region and commenced service on September 5, 1995. PAS-4 is the leading satellite for program distribution in South Asia and Africa. The Company's PAS-3 satellite (a replacement for a satellite lost as a result of a launch failure in December
             1994) was launched on January 12, 1996 and commenced service on February 19, 1996 over the Atlantic Ocean Region. The Company's
             PAS-6 satellite was launched on August 8, 1997 and commenced service on September 19, 1997 over the Atlantic Ocean Region. The Company's PAS-5 satellite was launched August 27, 1997 and commenced service on October 12, 1997 over the Atlantic Ocean Region. See Note 6 to the Financial Statements above for more information regarding subsequent events affecting PAS-6.

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

             Revenues. Total revenues for the three months ended September 30, 1997 were $78.0 million, an increase of $11.1 million or 17% as compared to the comparable period in 1996. Total revenues for the nine months ended September 30, 1997 were $242.5 million, an increase of $64.9 million or 37% as compared to the comparable period in 1996. The growth in revenue for the three and nine month periods is principally due to the increase in broadcasting services revenue. Broadcasting services revenue for the three months ended September 30, 1997 was $63.9 million, an increase of $7.8 million, or 14% over the same period in 1996. Broadcasting services revenue for the nine months ended September 30, 1997 was $206.5 million, an

                                                                       FORM 10-Q


                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



             increase of $60.8 million, or 42% over the same period in 1996. The growth in broadcasting services revenue during the three and nine month periods was due primarily to the commencement of new video service, ad-hoc and special events traffic and revenue during the first, second and third quarters of 1997.

             Business communications services revenue was $13.6 million in the three months ended September 30, 1997, increasing $3.2 million or 31%, over the comparable period in 1996. Business communications services revenue was $34.3 million in the nine months ended September 30, 1997, increasing $3.6 million or 12%, over the comparable period in 1996. The increase during the three and nine month periods was primarily due to the completion during 1997 of several short-term business communications service agreements.

             Long-distance telephony services revenue increased from $0.4 million for the three months ended September 30, 1996 to $0.5 million for the three months ended September 30, 1997, an increase of $0.1 million or 25%. Long-distance telephony services revenue increased from $1.2 million for the nine months ended September 30, 1996 to $1.7 million for the nine months ended September 30, 1997, an increase of $0.5 million or 42%.

             Direct Expenses. Direct expenses were $6.0 million, or 8% of total revenues, in the three months ended September 30, 1997 ,an increase of $2.9 million or 94%, from the same period in 1996 when direct expenses were 5% of total revenues. Direct expenses were $20.5 million, or 8% of total revenues, in the nine months ended September 30, 1997, an increase of $13.7 million or 201%, from the same period in 1996 when direct expenses were 4% of total revenues. The increase in direct expenses over the three and nine month periods was primarily attributable to costs associated with the increased ad-hoc and special events revenue recognized during the periods.

             Sales and Marketing Expenses. Sales and marketing expenses were $3.9 million, or 5% of total revenues, in the three months ended September 30, 1997, compared to $3.1 million, or 5% of total revenues, in the three months ended September 30, 1996. Sales and marketing expenses were $9.9 million, or 4% of total revenues, in the nine months ended September 30, 1997, compared to $10.3 million, or 6% of total revenues, in the nine months ended
             September 30, 1996. The decrease in sales and marketing expenses for the nine month period was primarily attributable to the Company's reduced marketing activity on the PAS Global System in anticipation of future satellite launches.

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


             Engineering and Technical Expenses. Engineering and technical expenses were $4.7 million in the three month period ended September 30, 1997, or 6% of total revenues, compared to $4.6 million, or 7% of total revenues, for the comparable period in 1996. Engineering and technical expenses were $13.8 million in the nine month period ended September 30, 1997, or 6% of total revenues, compared to $12.3 million, or 7% of total revenues, for the comparable period in 1996. The dollar increase in engineering and technical expenses during the three and nine month periods was primarily due to increased costs associated with new teleport facilities, as well as additional telemetry, tracking and control costs associated with PAS-3.

             General and Administrative Expenses. General and administrative expenses were $4.8 million, or 6% of total revenues, in the three months ended September 30, 1997, a decrease of $1.8 million or 27%, as compared to the same period in 1996, when general and administrative expenses were $6.6 million, or 10% of total revenues. General and administrative expenses were $27.1 million, or 11% of total revenues, in the nine months ended September 30, 1997, an increase of $8.5 million or 45%, as compared to the same period in 1996, when general and administrative expenses were $18.6 million, or 10% of total revenues. The dollar decrease in general and administrative expenses during the three month period was due primarily to the inclusion of additional consulting and advisory fees during the same period in 1996. The dollar increase in general and administrative expenses during the nine month period was primarily attributable to in-orbit insurance costs associated with PAS-3 and additional personnel costs associated with the Company's expansion.

             Depreciation and Amortization. Depreciation and amortization was $17.1 million in the three months ended September 30, 1997, as compared to $16.1 million in the three months ended September 30, 1996, an increase of $1.0 million or 6%. Depreciation and amortization was $49.5 million in the nine months ended September 30, 1997, as compared to $45.2 million in the nine months ended September 30, 1996, an increase of $4.3 million or 10%. The dollar and percentage increase in the three and nine month periods was primarily due to increased depreciation expense associated with PAS-3, and additional depreciation expense related to communication equipment at the Company's new teleports.

             Interest. Interest income, primarily earned from highly liquid investment funds, was $7.7 million for the three months ended September 30, 1997 compared to $5.3 million for the comparable period in 1996, an increase of $2.4 million. Interest income was $19.3 million for the nine months ended September 30, 1997 compared to $17.6 million for the comparable period in 1996, an increase of $1.7 million. The increase in interest income during the three

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


             and nine month periods was primarily a result of the maturity of marketable securities during 1996, the proceeds of which were used to finance construction in progress. Interest expense, net of capitalized interest, decreased from $5.7 million in the quarter ended September 30, 1996 to $0.3 million in the same quarter in 1997. Interest expense, net of capitalized interest, decreased from $20.6 million in the nine months ended September 30, 1996 to $4.7 million in the same period in 1997. The decrease in interest expense during the three and nine month periods was primarily the result of an increase in the amount of interest capitalized on construction in progress.

             Other Income. The Company had Other Income of $225.0 million for the nine months ended September 30, 1997. The Other Income is a result of the repurchase by Televisa of the Company's interest in the Latin American DTH joint venture.

             Income Taxes. The Company had an income tax provision of $21.1 million for the three months ended September 30, 1997 as compared to $11.7 million for the comparable period in 1996. The Company had an income tax provision of $146.9 million for the nine months ended September 30, 1997 compared to $31.1 million for the comparable period in 1996. The increase in income taxes during the three and nine month periods was due to the increase in income before income taxes.

             Preferred Stock Dividend. The Company had Preferred Stock dividends of $11.9 million for the three months ended September 30, 1997 as compared to $10.5 million for the comparable period in 1996. The Company had Preferred Stock dividends of $34.6 million for the nine months ended September 30, 1997 compared to $30.5 million for the comparable period in 1996. On September 30, 1997, the Preferred
             Stock was converted into 12 3/4% Senior Subordinated Notes. Dividends on the Preferred Stock ceased to accrue at such time and interest began to accrue and is payable semi-annually each October 15 and April on the 12 3/4% Senior Subordinated Notes.

             EBITDA. EBITDA was $57.0 million in the three months ended September 30, 1997, an increase of $14.8 million or 35%, as compared to $42.2 million for the comparable period in 1996. EBITDA was $153.8 million in the nine months ended September 30, 1997, an increase of $31.6 million or 26%, as compared to $122.2 million for the comparable period in 1996. EBITDA was 63% of total revenues in the first nine months of 1997 as compared to 69% of total revenues for the same period in the prior fiscal year. The dollar increase in EBITDA for the three and nine month periods ended September 30, 1997 was due primarily to the increase in total revenues.

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

             The total cost for the construction and launch of PAS-7 and PAS-8, including launch insurance, ground facilities and related development expenses (but excluding capitalized interest expense) is estimated to be approximately $420.0 million. The Company expects to fund $224.6 million of such costs with the net proceeds to it from the offering of the Common Stock. The balance of such costs and any additional costs due to cost overruns, delays or other unanticipated expenses is expected to be funded from vendor financing and cash flow from operations.

             The Company believes that the net proceeds to it from the offerings of Preferred Stock and Common Stock, vendor financing, cash flow from operations and cash on hand will be sufficient to fund the Company's operations, its remaining costs for the construction and launch of PAS-7 and PAS-8, as well as to pursue international

                                                                      FORM 10-Q

                      PanAmSat International Systems, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



             opportunities for DTH services which may be identified by the Company in the future. Any additional costs due to cost overruns, delays or other unanticipated expenses are expected to be funded from additional vendor financing and cash flow from operations.

             Cash flows provided by operating activities increased to $311.6 million in the nine months ended September 30, 1997, from $120.9 million in the nine months ended September 30, 1996. The 1997 increase is due primarily to the significant growth in revenues for the nine months ended September 30, 1997 and the effect of non-cash charges. The Company has and will continue to have significant non-cash charges including depreciation of satellites and other equipment and amortization of original issue discount on its Senior Subordinated Discount Notes, as well as significant cash payments that are capitalized rather than being currently expensed, including capitalized interest.

             Net cash used in investing activities decreased to $78.6 million in the nine months ended September 30, 1997 from $128.4 million in the nine months ended September 30, 1996. This decrease primarily reflects $169.3 million of expenditures for satellite systems under development partially funded by $142.0 million of proceeds from maturity of marketable securities. This compares to $235.7 million in expenditures for satellite systems under development during the first nine months of 1996 partially funded by $125.3 million of proceeds from maturity of marketable securities.

             Net cash used in financing activities increased to $5.0 million in the nine months ended September 30, 1997 from $2.7 million in the nine months ended September 30, 1996.

                                                                      FORM 10-Q

                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

27                Financial Data Schedule

   (b)   REPORTS ON FORM 8-K

                  None.

                                                                      FORM 10-Q


                                    SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PanAmSat International Systems, Inc.



         Date:  November 14, 1997                     /s/ Kenneth N. Heintz
                                                      ---------------------
                                                      Kenneth N. Heintz
                                                      Chief Financial Officer
                                                      and a Duly Authorized
                                                      Officer of the Company


                                           PanAmSat Capital Corporation



         Date:  November 14, 1997                     /s/ Kenneth N. Heintz
                                                      ---------------------
                                                      Kenneth N. Heintz
                                                      Chief Financial Officer
                                                      and a Duly Authorized
                                                      Officer of the Company